Form 10-Q
period 1994-12-31
SILICON VALLEY GROUP INC
filed 1995-02-10
CIK 712752

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 1994

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the period from ________ to ________.

         Commission File Number 0-11348

                           SILICON VALLEY GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    94-2264681
  (State of incorporation)                          (IRS Employer
                                                 Identification No.)

             2240 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA     95131
              (Address of principal executive offices)    (Zip Code)

                                 (408) 434-0500
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

         The number of shares outstanding of the Registrant's Common Stock as of January 31, 1995 was 19,185,009.


===============================================================================

                           SILICON VALLEY GROUP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

                                                                                           PAGE NO.
                                                                                           -------
         Consolidated Condensed Balance Sheets as of
         December 31, 1994 and September 30, 1994                                             3

         Consolidated Condensed  Income Statements
         for the Quarters Ended December 31, 1994 and
         1993.                                                                                4

         Consolidated Condensed Statements of Cash Flows
         for the Quarters Ended December 31, 1994 and
         1993.                                                                                5

         Notes to Consolidated Condensed Financial
         Statements                                                                           6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                        7


PART II.  OTHER INFORMATION                                                                  12


SIGNATURES                                                                                   13

                         PART I.  FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    December 31,        September 30,
                                                                    ------------        -------------
                                                                       1994                 1994
                                                                       ----                 ----
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                              $ 76,502             $ 87,829
    Accounts receivable (net of allowance for doubtful
         accounts of $2,435 and $2,630, respectively)                   92,782               66,809
    Receivable from sale of stock warrants                                  --                8,204
    Inventories                                                        100,918               86,829
    Prepaid expenses                                                     2,816                3,632
    Deferred taxes                                                         300                  169
                                                                      --------             --------
         Total current assets                                          273,318              253,472
PROPERTY AND EQUIPMENT - NET                                            14,709               13,313
DEPOSITS AND OTHER ASSETS                                                1,662                1,784
INTANGIBLE ASSETS - NET                                                  2,936                3,105
                                                                      --------             --------
TOTAL                                                                 $292,625             $271,674
                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of long-term debt             $    846             $    828
    Accounts payable                                                    27,325               20,254
    Accrued liabilities                                                 60,671               53,644
    Income taxes payable                                                 5,674                5,443
                                                                      --------             --------
         Total current liabilities                                      94,516               80,169
LONG TERM DEBT AND CAPITAL LEASES                                        1,299                1,510
DEFERRED LIABILITIES                                                     1,020                  998
MINORITY INTEREST                                                        3,799                3,782
STOCKHOLDERS' EQUITY:
    Convertible Redeemable Preferred Stock                              17,000               17,000
    Common Stock - Shares outstanding:
             December 31, 1994:   19,173,809
             September 30, 1994:  18,967,276                           107,722              105,978
    Retained earnings                                                   67,269               62,237
                                                                      --------             --------
    Stockholders' equity                                               191,991              182,215
                                                                      --------             --------
TOTAL                                                                 $292,625             $271,674
                                                                      ========             ========


           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         Quarters Ended December 31,
                                                         ---------------------------
                                                           1994              1993
                                                           ----              ----
NET SALES                                                $85,971            $70,917
COSTS AND EXPENSES:
  Cost of sales                                           52,769             43,859
  Research, development and
    related engineering                                    8,278              6,546
  Marketing, general and
    administrative                                        17,622             15,836
                                                         -------            -------
  Total costs and expenses                                78,669             66,241
                                                         -------            -------

OPERATING INCOME                                           7,302              4,676
INTEREST AND OTHER INCOME                                  1,198                102
INTEREST EXPENSE                                            (145)              (354)
                                                         -------            -------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                                    8,355              4,424
PROVISION FOR INCOME TAXES                                 3,008              1,770
MINORITY INTEREST                                             17                (65)
                                                         -------            -------
NET INCOME                                               $ 5,330            $ 2,719
                                                         =======            =======
Preferred Stock Dividend                                 $   298            $   298
                                                         =======            =======
Net Income Applicable to Common Stock                    $ 5,032            $ 2,421
                                                         =======            =======
NET INCOME PER SHARE                                     $  0.25            $  0.15
                                                         =======            =======
Weighted Average Common and
  Common Equivalent Shares                                20,322             16,400
                                                         =======            =======





           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Quarters Ended
                                                                         -----------------------
                                                                              December 31,
                                                                         -----------------------
                                                                         1994               1993
                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  5,330            $  2,719
  Reconciliation to net cash provided by
    (used for) operating activities:
      Depreciation and amortization                                      2,649               1,841
      Amortization of intangibles                                          169                 193
      Minority interest                                                     17                 (65)
      Changes in assets and liabilities:
        Receivables                                                    (25,973)              5,494
        Inventories                                                    (14,089)             (2,414)
        Prepaid expenses                                                   816                 172
        Deposits and other assets                                          122                (270)
        Accounts payable                                                 7,071              (6,315)
        Accrued and deferred liabilities                                 6,998                (103)
        Income taxes                                                       100               1,600
                                                                      --------            --------
  Net cash provided by (used for) operating activities                 (16,790)              2,852
                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Disposal (purchase) of property and equipment                         (4,045)                300
                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                        --               8,000
  Repayment of debt                                                       (193)            (22,390)
  Sale of Common Stock                                                   1,446              27,441
  Collection of receivable from
    Sale of Common Stock warrants                                        8,204                  --
                                                                      --------            --------
  Net cash provided by financing activities                              9,457              13,051
                                                                      --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     51                  43
                                                                      --------            --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (11,327)             16,246
CASH AND EQUIVALENTS:
  Beginning of period                                                   87,829              17,617
                                                                      --------            --------
  End of period                                                       $ 76,502            $ 33,863
                                                                      ========            ========
NON-CASH FINANCING ACTIVITIES:
  Preferred stock dividend paid in Common Stock                       $    298            $    298
                                                                      ========            ========

           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

2.  INVENTORIES

    Inventories are comprised of:

                                                            December 31,                 September 30,
                                                            ------------                 -------------
                                                                1994                         1994
                                                                ----                         ----
                                                                         (In thousands)
    Raw materials                                             $ 41,479                     $38,096
    Work-in-process                                             56,723                      44,558
    Finished goods                                               2,716                       4,175
                                                              --------                     -------
                                                              $100,918                     $86,829
                                                              ========                     =======

                           SILICON VALLEY GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company manufactures and markets its photolithography exposure products through its majority owned subsidiary, SVG Lithography Systems, Inc. ("SVGL"), its photoresist processing products through its Track Systems Division ("Track") and its oxidation/diffusion and LPCVD products through its Thermco Systems Division ("Thermco").

The semiconductor industry to which the Company sells its products is highly cyclic and has, historically, experienced periodic downturns. These downturns have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. Future weakness in demand in the semiconductor industry can be expected to have an adverse effect on the Company's business and results of operations. Further, the Company relies on a limited number of major customers for a substantial percentage of its net sales (three such customers accounted for 50% of the Company's sales in fiscal 1994 and this trend continued into the first quarter of fiscal 1995). The loss of or any substantial reduction in orders by any such customer could adversely affect the Company's business and results of operations.

For the first quarter of fiscal 1995, the Company recorded net sales of $85,972,000, a 21% increase over net sales of $70,917,000 during the year-earlier quarter and 5% above fourth quarter fiscal 1994 net sales of $81,979,000. Increased shipments by Thermco, particularly of its VTR 7000 vertical thermal reactor and by SVGL, primarily its Micralign systems and after-market business, offset in part by lower shipments in the Track Division, resulted in the increase over the first quarter of fiscal 1994. The increase in net sales over the preceding quarter was primarily the result of increased shipments of both Thermco's VTR 7000 and of Track's 90 Series systems, offset in part by lower SVGL shipments of Micrascan II systems.

During the first quarter of fiscal 1995, the Company had bookings of $128,828,000 which represented a book to bill ratio of 1.5 to 1, approximately equal to the preceding two quarters. At December 31, 1994, the Company had a backlog of $251,976,000, up from $209,119,000 at September 30, 1994. The ending backlog continued to be relatively evenly divided among Track, Thermco and SVGL.

Gross margin was 38.6% for the first quarter of fiscal 1994, an increase from 38.2% in the year-earlier quarter, but lower than the gross margin of 39.3% during the fourth quarter of fiscal 1994. The improvement over the year-earlier quarter was primarily due to Thermco's increased shipments of higher margin VTR 7000 systems and increased manufacturing volumes and product sales at SVGL, offset in part by lower shipments of Track systems. The gross margin decrease from the fourth quarter of fiscal 1994 was primarily the result of lower Track and SVGL margins offset in part by improved Thermco margins. The lower Track gross margins were primarily the result of lower revenues from after-market business, while the decrease in SVGL margins was primarily due to lower shipping volumes. The improvement in Thermco's margins resulted from increased shipments of VTR 7000 systems and certain revenues from product upgrades to customer-owned Series 8000 Advanced Vertical Processor ("AVP") systems.

First quarter fiscal 1995 research, development and related engineering ("R&D") expenditures were $8,278,000 (10% of net sales) compared to $6,546,000 (9% of net sales) during the first quarter of fiscal 1994 and $7,768,000 (10% of net sales) in the preceding quarter. The Company's R&D expenditures exclude funding received from outside parties under joint development agreements, the majority of which is received by SVGL from SEMATECH. During the first quarter of fiscal 1995 and the first and fourth quarters of fiscal 1994, the Company received outside funding of $2,082,000, $239,000 and $958,000, respectively. In comparing first quarter fiscal 1995 to the year-earlier quarter, the increased expenditures were primarily the result of new product development by all of the Company's product groups, as well as costs incurred by the Thermco engineering groups to support its increased level of product shipments and to further develop the AVP. The increase in first quarter fiscal 1995 R&D expenditures over the fourth quarter of fiscal 1994 was primarily due to the above-noted costs incurred by the Thermco engineering groups.

Marketing, general and administrative ("MG&A") expenses were $17,622,000 (21% of net sales) in the first quarter of fiscal 1995 compared to $15,836,000 (22% of net sales) for the year-earlier first quarter and $17,214,000 (21% of net sales) in the preceding quarter. The increase in expenditures over the first quarter of fiscal 1994 was primarily the result of costs associated with the increased level of product shipments and amounts incurred in the general management of the Company. In comparing first quarter fiscal 1995 MG&A expenses to fourth quarter fiscal 1994, the increase was principally due to higher general management expenditures, offset in part by a reduction in certain costs directly related to sales. In contrast to the increased expenditures, the decrease in first quarter fiscal 1995 MG&A costs as a percentage of net sales compared to either the first or fourth quarters of fiscal 1994, was the result of the higher net sales during the quarter.

Operating income was $7,302,000 for the first quarter of fiscal 1995, significantly above $4,676,000 for the year-earlier quarter and approximately equal to fourth quarter fiscal 1994 operating income of $7,213,000. The improvement in operating income from the year-earlier quarter resulted from increased gross margins on higher net sales, combined with increased operating expenses which were lower as a percentage of such net sales. Operating income increased over the preceding quarter due to higher net sales and gross margin dollars, although at a slightly lower percentage of net sales, offset in part by higher operating expenses.

Interest and other income was $1,198,000 during the first quarter of fiscal 1995 compared to $102,000 during the year-earlier quarter and $519,000 during the preceding quarter. The increase over both the year-earlier and the preceding quarter was primarily the result of significantly higher average cash balances available for investment, at higher prevailing interest rates and certain foreign exchange gains.

During the first quarter of fiscal 1995 interest expense was $145,000 compared to $354,000 and $100,000 during the first and fourth quarters of fiscal 1994, respectively. The higher interest expense during the year-earlier quarter related to debt which was outstanding for most of that quarter and was retired subsequent to the completion of a public offering of the Company's Common Stock.

The Company recorded a 36% provision for income taxes for the first quarter of fiscal 1995, compared to a 38% provision for all of fiscal 1994. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The reduction for minority interest of $17,000 during the first quarter of fiscal 1995, the addition for minority interest of $65,000 during the first quarter of fiscal 1994 and the reduction for minority interest of $132,000 for the fourth quarter of fiscal 1994 represent that share of SVGL's operating results attributable to its minority shareholder.

The Company had net income of $5,330,000 ($.25 per share) during the first quarter of fiscal 1995 compared to net income of $2,719,000 ($.15 per share) and $4,984,000 ($.24 per share) for the first and fourth quarters of fiscal 1994, respectively. Net income per share amounts are computed after deducting from income Preferred Stock dividends of $298,000 from each of the first quarters of fiscal years 1995 and 1994 and $297,000 from the fourth quarter of fiscal 1994.

FLUCTUATIONS IN QUARTERLY RESULTS AND DEPENDENCE ON THE
DEVELOPMENT AND SALES OF NEW PRODUCTS

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenues per system, production or shipping delays or customer order rescheduling can significantly affect quarterly revenues and profitability. The Company has, and may again, experience quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter. Accordingly, delays in the shipments near the end of a quarter can cause quarterly net sales to fall significantly short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations. The Company's operating results may also vary from quarter to quarter based upon product mix, the relative proportions of domestic and international sales and competitive pricing pressures. In light of these factors and the nature of semiconductor industry cycles, the Company expects to continue to experience variability in quarterly operating results.

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently. New product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products.

Failure to introduce new products successfully in a timely manner could result in loss of competitive position and reduced sales of existing products. Furthermore, the inability to produce such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced machine shipping to global semiconductor manufacturers. While the recent volume of orders for Micrascan II systems have been encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. Further, SVGL was not profitable for fiscal 1994, nor during the first quarter of fiscal 1995 and there can be no assurance that it will be able to operate profitably in the future.

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment and to date neither SVGL or the Company has not been successful in securing an adequate share of these markets. In April, 1993, the Company entered into a letter of intent with Canon Inc. ("Canon") for the purpose of establishing a worldwide strategic alliance based on SVGL's Micrascan photolithography technology. The Company and Canon were unable to reach agreement, negotiations were terminated and the letter of intent expired on November 30, 1994. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the sole source of this advanced technology, which could have an adverse effect on the Company's business and results of operations.

The Company is aggressively accelerating the development of and increasing its manufacturing capability to produce its advanced technology Micrascan photolithography equipment. Although plans are in place and resources are being dedicated to the task, there can be no assurance that existing resources and funding from outside parties will be sufficient or that the Company will be able to successfully expand its Micrascan manufacturing operations.

SVG depends on external funding to assist in the high cost of development in its photolithography operation. On September 30, 1994, SEMATECH entered into an agreement with the Company to assist in funding both the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. The agreement with SEMATECH included the sale of warrants to purchase the Company's Common Stock and established certain milestones upon which the funding is based. There are no assurances that the Company will be able to attain such milestones or that SEMATECH will be capable of providing the agreed upon funding, either of which could have an unfavorable impact on future photolithography development.

Under the agreement with SEMATECH, the Company is obligated, at some time over a three-year period, to fund, from its own resources, 120% of amounts received from SEMATECH, up to $36,000,000. The Company could be required to fund such amounts whether or not the Micrascan product is successful, further exacerbating the potential material adverse effects described above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994 cash and cash equivalents were $76,502,000, a decrease of $11,327,000 from the September 30, 1994 balance of $87,829,000. The collection of $8,204,000 from the sale of Common Stock warrants subscribed during the preceding quarter was offset by $16,790,000 used for operating activities and $4,045,000 used to purchase property and equipment. The cash used for operating activities was required to finance increased accounts receivable resulting from significant shipments late in the quarter and extended terms granted to a large global customer and higher inventory levels required to satisfy the current backlog of customer orders.

At February 10, 1995, the Company had no borrowings outstanding under its $50,000,000 bank revolving line of credit.

The Company believes that it has sufficient working capital and available bank credit to sustain operations, fund research and development and provide for the future expansion of its business during the remainder of the fiscal year.

                          PART II.  OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.




ITEM 1.      LEGAL PROCEEDINGS.

             None.


ITEM 2.      CHANGES IN SECURITIES.

             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.


ITEM 5.      OTHER INFORMATION.

             None


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             None

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SILICON VALLEY GROUP, INC.
                                        --------------------------------
                                                  (Registrant)




Date:  February 10, 1995             By: /s/ Papken S.Der Torossian
                                         -------------------------------
                                             Papken S. Der Torossian
                                             Chief Executive Officer and
                                             Chairman of the Board



Date:  February 10, 1995
                                     By: /s/ Russell G. Weinstock
                                         -------------------------------
                                             Russell G. Weinstock
                                             Vice President Finance and
                                             Chief Financial Officer