Form 10-Q
period 1995-03-31
SILICON VALLEY GROUP INC
filed 1995-05-11
CIK 712752

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 1995.

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

         The number of shares outstanding of the Registrant's Common Stock as of April 24, 1995 was 25,033,589.

================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                              PAGE NO.
                                                                                              --------
         Consolidated Condensed Balance Sheets as of
         March 31, 1995 and September 30, 1994                                                    3

         Consolidated Condensed Income Statements
         for the Quarters and the Six Month Periods
         Ended March 31, 1995 and 1994                                                            4

         Consolidated Condensed Statements of Cash Flows
         for the Six Months Ended March 31, 1995 and 1994                                         5

         Notes to Consolidated Condensed Financial Statements                                     6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      8

PART II.  OTHER INFORMATION                                                                      14

SIGNATURES                                                                                       16

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           March 31,          September 30,
                                                                             1995                 1994
                                                                           ---------          -------------
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                $     190,711         $      87,829
     Accounts receivable (net of allowance for doubtful
         accounts of $3,173 and $2,630, respectively)                           96,717                66,809
     Receivable from sale of stock warrants                                         --                 8,204
     Inventories                                                               119,610                86,829
     Prepaid expenses                                                            3,671                 3,632
     Deferred taxes                                                                750                   169
                                                                         -------------         -------------
         Total current assets                                                  411,459               253,472
PROPERTY AND EQUIPMENT - NET                                                    17,218                13,313
DEPOSITS AND OTHER ASSETS                                                        1,739                 1,784
INTANGIBLE ASSETS - NET                                                          2,897                 3,105
                                                                         -------------         -------------
TOTAL                                                                    $     433,313         $     271,674
                                                                         =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt and current portion of long-term debt               $         863         $         828
     Accounts payable                                                           34,886                20,254
     Accrued liabilities                                                        68,767                53,644
     Income taxes payable                                                        4,916                 5,443
                                                                         -------------         -------------
         Total current liabilities                                             109,432                80,169
LONG-TERM DEBT AND CAPITAL LEASES                                                1,098                 1,510
DEFERRED LIABILITIES                                                             1,057                   998
MINORITY INTEREST                                                                3,751                 3,782
STOCKHOLDERS' EQUITY:
     Convertible Redeemable Preferred Stock                                         --                17,000
     Common Stock--shares outstanding:
         March 31, 1995: 25,008,909
         September 30, 1994: 18,967,276                                        243,459               105,978
     Retained earnings                                                          74,516                62,237
                                                                         -------------         -------------
     Stockholders' equity                                                      317,975               185,215
                                                                         -------------         -------------
TOTAL                                                                    $     433,313         $     271,674
                                                                         =============         =============


See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       Quarters Ended           Six Months Ended
                                          March 31,                 March 31,
                                      -----------------         -----------------
                                      1995         1994         1995         1994
                                      ----         ----         ----         ----
NET SALES                          $ 109,380    $  85,300    $ 195,351    $ 156,217

COST OF SALES                         67,849       52,876      120,618       96,735
                                   ---------    ---------    ---------    ---------
GROSS PROFIT                          41,531       32,424       74,733       59,482

OPERATING EXPENSES:

     Research, development and
         related engineering           9,816        7,675       18,094       14,221
     Marketing, general and
         administrative               21,088       16,951       38,710       32,787
                                   ---------    ---------    ---------    ---------

OPERATING INCOME                      10,627        7,798       17,929       12,474

INTEREST AND OTHER INCOME              1,146          163        2,344          265

INTEREST EXPENSE                        (150)        (127)        (295)        (481)
                                   ---------    ---------    ---------    ---------

INCOME BEFORE INCOME
     TAXES AND MINORITY INTEREST      11,623        7,834       19,978       12,258
PROVISION FOR INCOME TAXES             4,184        3,132        7,192        4,902
MINORITY INTEREST                        (48)         (40)         (31)        (105)
                                   ---------    ---------    ---------    ---------

NET INCOME                         $   7,487    $   4,742    $  12,817    $   7,461
                                   =========    =========    =========    =========

PREFERRED STOCK DIVIDEND           $     239    $     297    $     537    $     595
                                   =========    =========    =========    =========

NET INCOME PER COMMON AND
     COMMON EQUIVALENT SHARE       $    0.33    $    0.23    $    0.58    $    0.39
                                   =========    =========    =========    =========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES         22,811       19,032       21,624       17,716
                                   =========    =========    =========    =========


See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Six Months Ended
                                                                   March 31,
                                                               ------------------
                                                               1995          1994
                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $  12,817    $   7,461
     Reconciliation to net cash provided by
         (used for) operating activities:
              Depreciation and amortization                     4,975        3,896
              Amortization of intangibles                         208          386
              Minority interest                                   (31)        (105)
              Changes in assets and liabilities:
                  Accounts receivable                         (29,908)       1,567
                  Inventories                                 (32,781)      (1,257)
                  Prepaid expenses                                (39)         (86)
                  Deposits and other assets                        45         (494)
                  Accounts payable                             14,632       (3,104)
                  Accrued and deferred liabilities             15,390        1,559
                  Income taxes                                 (1,108)       4,597
                                                            ---------    ---------
     Net cash provided by (used for) operating activities     (15,800)      14,420
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                        (8,880)        (511)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under credit agreements                            --        8,000
     Repayment of debt                                           (377)     (22,578)
     Sale of Common Stock                                      90,089       31,096
     Sale of Preferred Stock                                   29,800           --
     Collection of receivable from sale of
     Common Stock warrants                                      8,204           --
                                                            ---------    ---------
     Net cash provided by financing activities                127,716       16,518
                                                            ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (154)          15
                                                            ---------    ---------
INCREASE IN CASH AND EQUIVALENTS                              102,882       30,442
CASH AND EQUIVALENTS:
     Beginning of period                                       87,829       17,617
                                                            ---------    ---------
     End of period                                          $ 190,711    $  48,059
                                                            =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Preferred Stock dividend                               $     537    $     595
                                                            =========    =========
     Preferred Stock Series A converted to Common Stock     $  17,000    $      --
                                                            =========    =========
     Preferred Stock Series B converted to Common Stock     $  29,800    $      --
                                                            =========    =========

See Notes to Consolidated Condensed Financial Statements

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

2.       INVENTORIES

         Inventories are comprised of:

                                               March 31,        September 30,
                                                 1995               1994
                                               ---------        -------------
                                                     (In thousands)
     Raw materials                             $  51,916          $ 33,096
     Work-in-process                              62,412            44,558
     Finished goods                                5,282             4,175
                                               ---------          --------
                                               $ 119,610          $ 86,829
                                               =========          ========


3.       STOCK OFFERING

During the second quarter of fiscal 1995, the Company sold 3,192,606 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $87,700,000. As a part of the same public offering, The Perkin Elmer Corporation ("Perkin Elmer") sold 1,807,394 shares of Common Stock, including 1,000,000 shares from the conversion of the Company's Series A Convertible Preferred Stock, all of which was held by Perkin Elmer.

4.  SALE AND SUBSEQUENT CONVERSION OF PREFERRED STOCK

In February 1995 the Company entered into a business agreement with Intel Corporation, Motorola Inc. and Texas Instruments Incorporated (the "Investors") related to the Company's Micrascan photolithography products. As part of this agreement, the Investors purchased in equal amounts an aggregate of approximately $30,000,000 of the Company's newly issued Series B Convertible Preferred Stock (the "Series B Preferred") and received certain rights to purchase future generations of the Company's Micrascan products. In accordance with the terms of its issuance, the Series B Preferred automatically converted into 1,494,300 shares of Common Stock as the result of a registration statement which was effective concurrent with the Company's public stock offering discussed in Note 3.

The agreement with the Investors obligates the Company to use the $30,000,000 received from the Investors, to fund increased Micrascan production capacity, increased research and development of the Micrascan technology, the purchase of additional capital equipment and to augment working capital for growth of the Company's Micrascan photolithography operations. Under such agreement, the Company is obligated, subject to the requirements of certain agreements with SEMATECH, to fund from its own accounts an amount not less than $25,000,000 at any time over a five year period. The agreements with SEMATECH are discussed in
Note 13 to the Consolidated Financial Statements included in the Company's Annual Report on Form l0K for the year ended September 30, 1994. During the term of the SEMATECH agreements, the Company is obligated to fund from its own resources 120% of the total amount received from SEMATECH, up to a maximum of $36,000,000, to further the development of Micrascan technology and to increase the manufacturing capability and capacity for the Micrascan products.

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

The semiconductor industry to which the Company sells its products is highly cyclic and has, historically, experienced downturns. These downturns have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. Future weakness in demand in the semiconductor industry can be expected to have an adverse effect on the Company's business and results of operations. Further, the Company relies on a limited number of major customers for a substantial percentage of its net sales (three such customers accounted for 50% of the Company's sales in fiscal 1994 and this trend continued into the first half of fiscal 1995). The loss of or any substantial reduction in orders by any such customer could adversely affect the Company's business and results of operations.

Net sales for the second fiscal quarter ended March 31, 1995 were $109,380,000, a 27% increase over net sales of $85,971,000 for the preceding quarter and 28% above net sales of $85,300,000 during the second quarter of fiscal 1994. The growth in net sales over the preceding quarter was primarily the result of increased shipments of Thermco and Track products. Higher Thermco and SVGL shipping levels resulted in the increased net sales compared to the year-earlier quarter.

For the first half of fiscal 1995, net sales were $195,351,000, a 25% increase over net sales of $156,217,000 during the first half of fiscal 1994. The higher fiscal 1995 net sales were primarily due to increased shipments of Thermco and SVGL products.

During the second quarter of fiscal 1995, the Company had bookings of $161,270,000 which represented a book to bill ratio of 1.47 to 1, approximately equal to the preceding three quarters. At March 31, 1995 the Company had a backlog of $303,866,000 compared to $209,119,000 at September 30, 1994.

Gross margins were 38% in the second quarter of fiscal 1995, compared to 39% during the preceding quarter, and 38% in the second quarter of fiscal 1994. During the second quarter of fiscal 1995, Thermco shipments, which have historically had lower gross margins than those associated with Track products, comprised a greater percentage of the Company's net sales than during the preceding quarter, resulting in the lower overall gross margins. The decrease was offset in part by volume efficiencies associated with increased Track shipments. In comparing the second quarters of fiscal 1995 and 1994, overall gross margins were approximately level. Improvements in Thermco's margins from the year-earlier quarter were offset by less favorable margins on aftermarket products shipped by Track.

Comparing the six-month periods of fiscal 1995 and 1994, gross margins remained relatively unchanged at approximately 38%, primarily due to improved Thermco margins offset by lower shipments of higher margin Track products during the first half of fiscal 1995.

Research, development and related engineering (R&D) was $9,816,000 (9% of net sales) during the second quarter of fiscal 1995, $8,278,000 (10% of net sales) during the preceding quarter and $7,675,000 (9% of net sales) during the second quarter of fiscal 1994. The Company's R&D expenditures exclude funding received from outside parties under joint development agreements, the majority of which is received by SVGL from SEMATECH. During the second and first quarters of fiscal 1995 and the second quarter of fiscal 1994, such funding totalled $2,592,000, $2,082,000 and $72,000, respectively. The increase in R&D over both the preceding and year-earlier quarters was primarily the result of new product development, costs incurred to support increased product shipments and further design improvements on Thermco's AVP.

During the first six months of fiscal 1995 R&D was $18,094,000, up from $14,221,000 during the same period of fiscal 1994. R&D expenditures for the six month periods ended March 31, 1995 and 1994 exclude funding received under joint development agreements of $4,674,000 and $311,000, respectively. The increase over the year-earlier period corresponds to the quarter to quarter increases discussed above.

Marketing, general and administrative expenses (MG&A) were $21,088,000 (19% of net sales) during the second quarter of fiscal 1995 compared to $17,622,000 (21% of net sales) during the preceding quarter and $16,951,000 (20% of net sales) during the second quarter of fiscal 1994. In comparison to both earlier quarters, the increased second quarter fiscal 1995 expenditures were primarily the result of selling costs related to the higher level of shipments and administrative costs incurred in supporting the Company's operations. The decrease in MG&A as a percentage of sales compared to the earlier quarters was the result of the significant increase in net sales.

During the first six months of fiscal 1995 MG&A was $38,710,000 (20% of net sales) compared to $32,787,000 (21% of net sales) during the first half of fiscal 1994. The primary reasons for the increased dollar expenditures and the decrease as a percentage of net sales corresponds to the quarterly discussion above.

Operating income was $10,627,000 for the second quarter of fiscal 1995 compared to $7,302,000 for the preceding quarter and $7,798,000 for the second quarter of fiscal 1994. First half fiscal 1995 operating income was $17,929,000 compared to $12,474,000 for the first six months of fiscal 1994. For both the quarter and six month comparisons, gross profits from the higher net sales exceeded the growth of R&D and MG&A, resulting in increased operating income.

Interest and other income was $1,146,000 during the second quarter of fiscal 1995 compared to $1,198,000 for the preceding quarter and $163,000 for the year-earlier quarter. For the first six months of fiscal 1995, interest and other income was $2,344,000 compared to $265,000 for the first six months of fiscal 1994. The increased fiscal 1995 interest and other income amounts were primarily due to higher cash balances available for investment at more favorable prevailing interest rates.

Interest expense was $150,000 during the second quarter of fiscal 1995, compared to $145,000 during the preceding quarter and $127,000 during the year-earlier quarter. During the first six months of fiscal 1995, interest expense was $295,000, down from $481,000 during the first half of fiscal 1994. The year-earlier period included interest expense related to borrowings outstanding under the Company's bank line of credit during the first several months of fiscal 1994.

The Company recorded a 36% provision for income taxes for the first six months of fiscal 1995, compared to a 38% provision for all of fiscal 1994. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The minority interest represented that share of SVGL's operating results attributable to its minority shareholder. For the second quarters of fiscal 1995 and 1994, minority interest represented additions of $48,000 and $40,000, respectively, compared to a reduction for minority interest of $17,000 during the first quarter of fiscal 1995. For the first six months of fiscal 1995 and 1994, minority interest represented additions of $31,000 and $105,000, respectively.

The Company had net income of $7,487,000 ($0.33 per share), $5,330,000 ($0.25 per share) and $4,742,000 ($0.23 per share) for the second and first quarters of fiscal 1995 and the second quarter of fiscal 1994, respectively. First half fiscal 1995 and 1994 net income was $12,817,000 ($0.58 per share) and $7,461,000
($0.39 per share), respectively. Net income per share amounts for the second quarter of fiscal 1994 and the first quarter of fiscal 1995 were computed after deducting, from net income, Series A Preferred Stock ("Series A Preferred") dividends of $297,000 and $298,000, respectively. Until the second quarter of fiscal 1995, such dividends have been deducted because the effect thereof has been more dilutive than the effect of increasing the weighted average common and common equivalent shares by the as-converted equivalent common shares into which the Series A Preferred was convertible. Earnings per share for the second quarter of fiscal 1995 were computed using the as-converted method which was more dilutive.

FLUCTUATIONS IN QUARTERLY RESULTS AND DEPENDENCE ON THE
DEVELOPMENT AND SALES OF NEW PRODUCTS

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, production or shipping delays or customer order rescheduling can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter. Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall significantly short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations. The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportions of domestic and international sales, activities of competitors and problems obtaining materials or components on a timely basis. In light of these factors and the nature of semiconductor industry cycles, the Company could again experience variability in quarterly operating results.

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

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced machine shipping in multiple quantities to global semiconductor manufacturers. While the recent volume of orders for Micrascan II systems have been encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. In addition, the Company believes semiconductor manufacturers will not require volume quantities of production equipment as advanced as Micrascan until at least 1996, and that substantial sales of Micrascan systems will not begin until late 1996 or 1997. Further, SVGL was not profitable for fiscal 1994, nor during the first half of fiscal 1995 and there can be no assurance that it will be able to operate profitably in the future.

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment and to date neither SVGL nor the Company has been successful in securing a substantial share of these markets. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the sole source of this advanced technology, which could have an adverse effect on the Company's business and results of operations.

The Company is currently expanding its manufacturing capacity to meet current and expected demand levels. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. These issues could result in product delivery delays, causing a loss of future revenues and the associated profits. In particular, the Company believes that protracted delays in delivering Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. The Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

The Company depends on external funding to assist in the high cost of development in its photolithography operation. On September 30, 1994, SEMATECH entered into the first of a series of agreements with the Company to assist in funding both the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. The agreements with SEMATECH included the sale of warrants to purchase the Company's Common Stock and established certain milestones upon which the funding is based. If the Company achieves all milestones, the SEMATECH agreements provide for an additional $21,000,000 of such funding during fiscal 1995, 1996 and 1997, all of which the Company expects would be an offset to its research and development expenditures. In the event that the Company does not receive the contracted SEMATECH funding for any reason, it would be required to either curtail development of photolithography products or make up the shortfall from its own funds or other sources. If the Company were required to make up these funds, its research and development expenses would increase significantly and its operating income would be reduced correspondingly. Under the agreements with SEMATECH the Company is obligated, at some time over a three-year period, to fund, from its own resources, 120% of amounts received from SEMATECH up to $36,000,000.

In February 1995 the Company entered an agreement with Intel Corporation, Motorola Inc. and Texas Instruments Incorporated (the "Investors") related to the Company's Micrascan photolithography products. As part of this agreement, the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock (which was subsequently converted to Common Stock) and received certain rights to purchase future generations of the Company's Micrascan products. In turn, the Company agreed to utilize the proceeds from the sale of the Preferred Stock for research and development, manufacturing capacity expansion and working capital related to it's Micrascan technology and products. If, in fulfilling the SEMATECH agreements, the Company is required to fund less than $25,000,000, the Company is obligated under its agreement with the Investors, at some time over a five year period, to fund an amount such that the total it funds under the agreements with both SEMATECH and the Investors is not less than $25,000,000.

There are no assurances that the Company will be able to attain the SEMATECH milestones or that SEMATECH will be capable of providing the agreed upon funding, either of which could have an unfavorable impact on future photolithography development. If the Company is able to attain such milestones, no assurance can be given that the Company will be able to obtain the necessary funding to meet its commitments under either the SEMATECH agreement or its agreement with the Investors. Were the Company not to fulfill certain obligations under such agreements, it could be required to repay all funds received from SEMATECH and it could be required to repurchase the Common Stock held by the Investors, either or both of which could have a material adverse effect on the Company. Conversely, the Company could be required to provide its portion of the funding regardless of the success of the project. As a result, the Company may be required to use its financial resources to comply with these commitments even if it believes that such resources would be better utilized in other areas.

LIQUIDITY AND CAPITAL RESOURCES

In March 1995, the Company sold 3,192,606 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $87,700,000. As part of the same public offering, The Perkin Elmer Corporation sold 1,807,394 shares of Common Stock (including 1,000,000 shares which it received upon the conversion of the Company's Series A Preferred Stock and 807,394 shares which it previously owned).

In February 1995 the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock. In accordance with the terms of its issuance, the Series B Preferred automatically converted into 1,494,300 shares of Common Stock upon the effectiveness of a registration statement filed concurrently with the Company's public offering discussed above.

At March 31, 1995 cash and cash equivalents were $190,711,000 compared to the September 30, 1994 balance of $87,829,000, an increase of $102,882,000. During the first six months of fiscal 1995, the Company received a total of $128,093,000 from the sale of both Common Stock (including stock options exercised by employees) and the Series B Preferred, as well as the collection of the proceeds from the sale of Common Stock warrants subscribed during the fourth quarter of fiscal 1994. These cash inflows were offset by $15,800,000 of cash used for operating activities and $8,880,000 used for the purchase of property and equipment. The cash used for operating activities was required to finance increased accounts receivable resulting from the Company's increased shipments, the majority of which occurred late in the quarter, and higher inventory levels required to satisfy the current backlog of customer orders.

At May 11, 1995, the Company had $50,000,000 of credit available under its bank revolving line of credit.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the future expansion of its business for the foreseeable future.

PART II.  OTHER INFORMATION
                           SILICON VALLEY GROUP, INC.


ITEM 1.           LEGAL PROCEEDINGS.

                  None.


ITEM 2.           CHANGES IN SECURITIES.

                  None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The Annual Meeting of Shareholders of the Company was held on February 23, 1995 (the "Annual Meeting"). The vote of holders of record of 19,173,809 shares of the Company's Common Stock and 10,000 shares of Series A Convertible Redeemable Preferred Stock outstanding at the close of business on December 28, 1994 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                  (b) The following persons were elected Directors of the Company at the Annual Meeting:

                                                                                      VOTES WITHHOLDING
                                                              VOTES FOR                   AUTHORITY
                                                              ----------              -----------------
                           Papken S. Der Torossian            17,093,453                  423,152
                           William A. Hightower               17,092,765                  423,840
                           William L. Martin                  17,093,600                  423,005
                           John B. McBennett                  17,096,515                  420,090
                           Larry W. Sonsini                   17,034,192                  482,413
                           Nam P. Suh                         17,092,815                  423,790

                  (c) The Company's 1987 Stock Option Plan (the "Option Plan") was amended to (i) extend the term of the Option Plan to December 31, 2000, (ii) increase the number of shares available for grant thereunder by 1,000,000 shares, to an aggregate of 3,200,000 shares, (iii) increase the number of options granted to directors, (iv) increase the term of options granted to the directors, and (v) adjust the vesting schedules of options granted to directors. The stockholders' vote on such amendment was 12,518,584 shares FOR, 2,321,546 shares AGAINST, and 62,880 shares ABSTAINED from voting.


ITEM 5.           OTHER INFORMATION.

                  None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           10.1* Business Agreement dated as of February 21, 1995, among the Company, SVG Lithography Systems, Inc., Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.

                           10.2 Series B Convertible Redeemable Preferred Stock Purchase Agreement dated as of February 21, 1995, among the Company, Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.

                           10.3 Registration Rights Agreement dated as of February 21, 1995, among the Company, Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.

                           27     Financial Data Schedule

                  (b) Report on Form 8-K filed March 2, 1995, relating to the Certificate of Designation of Series B Convertible Redeemable Preferred Stock and the terms of the investment in the Company by Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.

                           *Confidential Treatment Requested

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SILICON VALLEY GROUP, INC.
                                     ..........................
                                            (Registrant)

Date:    May 11, 1995             By: /s/  Papken S. Der Torossian
                                      ----------------------------
                                           Papken S. Der Torossian
                                           Chief Executive Officer and
                                           Chairman of the Board

Date:    May 11, 1995             By: /s/  Russell G. Weinstock
                                      ----------------------------
                                           Russell G. Weinstock
                                           Vice President Finance and
                                           Chief Financial Officer