Form 10-Q
period 1995-06-30
SILICON VALLEY GROUP INC
filed 1995-08-11
CIK 712752

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1995.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the period from          to         .
                             --------    --------

         Commission File Number 0-11348

                           SILICON VALLEY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       94-2264681
    (State of incorporation)                   (IRS Employer Identification No.)


  2240 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA  95131
  (Address of principal executive offices) (Zip Code)

                                 (408) 434-0500
              (Registrant's telephone number, including area code)

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

    The number of shares outstanding of the Registrant's Common Stock as of July 25, 1995 was 25,102,090.

================================================================================

                           SILICON VALLEY GROUP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       -------
         Consolidated Condensed Balance Sheets as of
         June 30, 1995 and September 30, 1994                             3

         Consolidated Condensed Income Statements
         for the Quarters and the Nine Month Periods
         Ended June 30, 1995 and 1994                                     4

         Consolidated Condensed Statements of Cash Flows
         for the Nine Months Ended June 30, 1995 and 1994                 5

         Notes to Consolidated Condensed Financial Statements             6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


PART II.  OTHER INFORMATION                                              14


SIGNATURES                                                               15

                         PART I.  FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         June 30,          September 30,
                                                                         --------          -------------
                                                                           1995                1994
                                                                           ----                ----
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                                 $194,472            $ 87,829
    Temporary investments                                                   4,821                   -
    Accounts receivable (net of allowance for doubtful
         accounts of $3,652 and $2,630, respectively)                     102,970              66,809
    Receivable from sale of stock warrants                                      -               8,204
    Inventories                                                           140,512              86,829
    Prepaid expenses                                                        3,440               3,632
    Deferred taxes                                                          1,000                 169
                                                                         --------            --------
         Total current assets                                             447,215             253,472
PROPERTY AND EQUIPMENT - NET                                               19,638              13,313
DEPOSITS AND OTHER ASSETS                                                   1,990               1,784
INTANGIBLE ASSETS - NET                                                     2,859               3,105
                                                                         --------            --------
TOTAL                                                                    $471,702            $271,674
                                                                         ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term debt and current portion of long-term debt                $    877            $    828
    Accounts payable                                                       37,955              20,254
    Accrued liabilities                                                    88,708              53,644
    Income taxes payable                                                    7,607               5,443
                                                                         --------            --------
         Total current liabilities                                        135,147              80,169
LONG-TERM DEBT AND CAPITAL LEASES                                             874               1,510
DEFERRED LIABILITIES                                                        1,181                 998
MINORITY INTEREST                                                           3,805               3,782
STOCKHOLDERS' EQUITY:
    Convertible Redeemable Preferred Stock                                      -              17,000
    Common Stock - shares outstanding:
         June 30, 1995: 25,071,565
         September 30, 1994: 18,967,276                                   244,134             105,978
    Retained earnings                                                      86,561              62,237
                                                                         --------            --------
    Stockholders' equity                                                  330,695             185,215
                                                                         --------            --------
TOTAL                                                                    $471,702            $271,674
                                                                         ========            ========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                  Quarters Ended                           Nine Months Ended
                                                  --------------                           -----------------
                                                     June 30,                                  June 30,
                                                     -------                                   -------
                                            1995                  1994               1995                     1994
                                            ----                  ----               ----                     ----
NET SALES                                 $127,722              $81,725            $323,073                 $237,942

COST OF SALES                               75,559               48,991             196,177                  145,726
                                          --------              -------            --------                 --------

GROSS PROFIT                                52,163               32,734             126,896                   92,216

OPERATING EXPENSES:

    Research, development and
       related engineering                  10,095                8,454              28,189                   22,675
    Marketing, general and
       administrative                       25,813               17,516              64,523                   50,303
                                          --------              -------            --------                 --------

OPERATING INCOME                            16,255                6,764              34,184                   19,238

INTEREST AND OTHER INCOME                    2,797                  307               5,141                      572

INTEREST EXPENSE                              (148)                (141)               (443)                    (622)
                                          --------              -------            --------                 --------

INCOME BEFORE INCOME
    TAXES AND MINORITY INTEREST             18,904                6,930              38,882                   19,188
PROVISION FOR INCOME TAXES                   6,806                2,773              13,998                    7,675
MINORITY INTEREST                               54                 (162)                 23                     (267)
                                          --------              -------            --------                 --------
NET INCOME                                $ 12,044              $ 4,319            $ 24,861                 $ 11,780
                                          ========              =======            ========                 ========

PREFERRED STOCK DIVIDEND                  $      -              $   298            $    537                 $    893
                                          ========              =======            ========                 ========

NET INCOME PER COMMON SHARE               $   0.45              $  0.21            $   1.04                 $   0.60
                                          ========              =======            ========                 ========

SHARES USED IN PER SHARE
    COMPUTATIONS                            26,968               19,205              23,973                   18,212
                                          ========              =======            ========                 ========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                          June 30,
                                                                                          -------
                                                                                    1995             1994
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (UNAUDITED)
    Net income                                                                   $ 24,861         $ 11,780
    Reconciliation to net cash provided by
         (used for) operating activities:
             Depreciation and amortization                                          6,697            6,024
             Amortization of intangibles                                              246              580
             Minority interest                                                         23             (267)
             Changes in assets and liabilities:
                 Accounts receivable                                              (36,161)           8,557
                 Inventories                                                      (53,683)           2,009
                 Prepaid expenses                                                     192              828
                 Deposits and other assets                                           (206)            (279)
                 Accounts payable                                                  17,701           (6,817)
                 Accrued and deferred liabilities                                  35,544            2,874
                 Income taxes                                                       1,333            5,713
                                                                                 --------         --------
    Net cash provided by (used for) operating activities                           (3,453)          31,002
                                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of temporary investments                                              (4,821)              --
    Purchase of property and equipment                                            (13,022)          (1,563)
                                                                                 --------         --------
    Net cash used for investing activities                                        (17,843)          (1,563)
                                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit agreements                                                 --            8,000
    Repayment of debt                                                                (587)         (22,770)
    Sale of Common Stock                                                           90,764           32,168
    Sale of Preferred Stock                                                        29,800               --
    Collection of receivable from sale of
         Common Stock warrants                                                      8,204               --
                                                                                 --------         --------
    Net cash provided by financing activities                                     128,181           17,398
                                                                                 --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (242)              60
                                                                                 --------         --------
INCREASE IN CASH AND EQUIVALENTS                                                  106,643           46,897
CASH AND EQUIVALENTS:
    Beginning of period                                                            87,829           17,617
                                                                                 --------         --------
    End of period                                                                $194,472         $ 64,514
                                                                                 ========         ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Preferred Stock dividend                                                     $    537         $    893
                                                                                 ========         ========
    Preferred Stock Series A converted to Common Stock                           $ 17,000         $     --
                                                                                 ========         ========
    Preferred Stock Series B converted to Common Stock                           $ 29,800         $     --
                                                                                 ========         ========
    Repurchase of Common Stock in Exchange
         for Note Receivable                                                     $     --         $    526
                                                                                 ========         ========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Results for fiscal 1995 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1995.



2.  INVENTORIES

    Inventories are comprised of:

                                         June 30,               September 30,
                                         -------                ------------
                                           1995                     1994
                                           ----                     ----
                                                   (In thousands)
    Raw materials                       $ 57,588                  $38,096
    Work-in-process                       79,074                   44,558
    Finished goods                         3,850                    4,175
                                        --------                  -------
                                        $140,512                  $86,829
                                        ========                  =======



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

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

The agreement with the Investors obligates the Company to use the $30,000,000 received from the Investors, to fund increased Micrascan production capacity, increased research and development of the Micrascan technology, the purchase of additional capital equipment and to augment working capital for growth of the Company's Micrascan photolithography operations. Under such agreement, the Company is obligated, subject to the requirements of certain agreements with SEMATECH, to fund from its own accounts an amount not less than $25,000,000 at any time over a five year period. The agreements with SEMATECH are discussed in Note 13 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10K for the year ended September 30, 1994. During the term of the SEMATECH agreements, the Company is obligated to fund from its own resources 120% of the total amount received from SEMATECH, up to a maximum of $36,000,000, to further the development of Micrascan technology and to increase the manufacturing capability and capacity for the Micrascan products.

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

The semiconductor industry into which the Company sells its products is highly cyclic and has, historically, experienced downturns. These downturns have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. Future weakness in demand in the semiconductor industry can be expected to have an adverse effect on the Company's business and results of operations. Further, the Company relies on a limited number of major customers for a substantial percentage of its net sales (three such customers accounted for 50% of the Company's sales in fiscal 1994 and this trend continued into the first nine months of fiscal 1995). The loss of or any substantial reduction in orders by any such customer could adversely affect the Company's business and results of operations.

Net sales for the third fiscal quarter ended June 30, 1995 were $127,722,000, a 17% increase from net sales of $109,380,000 for the preceding quarter and 56% above net sales of $81,725,000 during the third quarter of fiscal 1994. Higher Track and SVGL shipments accounted for the increase over the preceding quarter, while the increase over the year-earlier quarter was due to increased shipments of products by all of the Company's operating groups.

For the first nine months of fiscal 1995, net sales were $323,073,000, up 36% from net sales of $237,942,000 during the first nine months of fiscal 1994. The increase over the year-earlier period was primarily the result of higher Thermco and SVGL shipments.

Gross margins were 41% in the third quarter of fiscal 1995, compared to 38% during the preceding quarter, and 40% during the third quarter of fiscal 1994. The improvement from the prior quarter resulted primarily from increased shipments by SVGL and increased manufacturing volumes and efficiencies, combined with a shift in the mix of shipments towards higher margin vertical products at Thermco. These factors, combined with higher Thermco shipments, resulted in the improvement in gross margins over the third quarter of fiscal 1994.

During the first nine months of fiscal 1995 gross margins were 39.3% compared to 38.8% for the first nine months of fiscal 1994. The improvement from the prior year resulted from the increased SVGL and Thermco margins discussed above.

Research, development and related engineering (R&D) was $10,095,000 (8% of net sales) during the third quarter of fiscal 1995 compared to $9,816,000 (9% of net sales) during the preceding quarter and $8,454,000 (10% of net sales) during the third quarter of fiscal 1994. The Company's R&D expenditures were net of funding received from outside parties under joint development agreements, the majority of which is received by SVGL from SEMATECH. During the third and second quarters of fiscal 1995 and the third quarter of fiscal 1994, such funding totaled $3,897,000, $2,592,000 and $193,000, respectively. The increase in R&D expenditures over both the preceding and year-earlier quarters was primarily the result of new product development and costs incurred to support increased product shipments; while the downward trend in R&D as a percent of net sales was the result of the significant growth in sales.

During the first nine months of fiscal 1995, R&D was $28,189,000 compared to $22,675,000 during the same period of fiscal 1994 and was net of funding received under joint development agreements of $8,571,000 and $504,000, respectively. The increase over the first nine months of the preceding year was primarily due to new product development, costs incurred to support increased product shipments and costs incurred during the first half of fiscal 1995 related to design improvements on Thermco's Series 8000 Advanced Vertical Processor (AVP).

Marketing, general and administrative expenses (MG&A) were $25,813,000 (20% of net sales) during the third quarter of fiscal 1995 compared to $21,088,000 (19% of net sales) during the preceding quarter and $17,516,000 (21% of net sales) during the third quarter of fiscal 1994. In comparison to the preceding quarter, the increased MG&A both in absolute dollars and as a percent of sales was primarily the result of costs related to the level of shipments. The increase in MG&A expenditures from the year-earlier quarter was primarily related to the increased level of shipments as well as higher administrative costs incurred in supporting the Company's operations. The year to year decrease as a percentage of net sales was the result of the significant growth in sales.

During the first nine months of fiscal 1995 MG&A was $64,523,000 (20% of net sales) compared to $50,303,000 (21% of net sales) during same period of fiscal 1994. The factors resulting in the increased dollar expenditures and decreased percentage of net sales correspond with the quarter to quarter discussion above.

Operating income was $16,255,000 for the third quarter of fiscal 1995 compared to $10,627,000 for the preceding quarter and $6,764,000 for the third quarter of fiscal 1994. Fiscal 1995 nine-month operating income was $34,184,000 compared to $19,238,000 for the first nine months of fiscal 1994. For both the quarter to quarter and nine-month comparisons, gross profits from higher net sales exceeded the growth of R&D and MG&A, resulting in increased operating income.

Interest and other income was $2,797,000 during the third quarter of fiscal 1995 compared to $1,146,000 for the preceding quarter and $307,000 for the year-earlier quarter. For the first nine months of fiscal 1995, interest and other income was $5,141,000 compared to $572,000 for the nine months of fiscal 1994. In each comparison, the increase resulted from interest earned on significantly higher cash balances.

Interest expense was $148,000 during the third quarter of fiscal 1995 compared to $150,000 during the preceding quarter and $141,000 during the year-earlier quarter. During the first nine months of fiscal 1995, interest expense was $443,000, down from $622,000 during the first nine months of fiscal 1994. The year-earlier period included interest expense related to borrowings outstanding under the Company's bank line of credit during the first several months of fiscal 1994.

The Company recorded a 36% provision for income taxes for the first nine months of fiscal 1995, compared to a 38% provision for all of fiscal 1994. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of its pretax income.

The minority interest represents that share of SVGL's operating results attributable to its minority shareholder. For the third quarter of fiscal 1995, minority interest represented a reduction of $54,000, compared to additions for minority interest of $48,000 and $162,000 during the second quarter of fiscal 1995 and the third quarter of fiscal 1994, respectively. For the first nine months of fiscal 1995, the reduction for minority interest was $23,000 compared to an addition for minority interest of $267,000 for the first nine months of fiscal 1994.

The Company had net income of $12,044,000 ($0.45 per share), $7,487,000 ($0.33 per share) and $4,319,000 ($0.21 per share ) for the third and second quarters of fiscal 1995 and the third quarter of fiscal 1994, respectively. For the first nine months of fiscal 1995 and 1994, the Company had net income of $24,861,000 ($1.04 per share) and $11,780,000 ($0.60 per share), respectively.

FLUCTUATIONS IN QUARTERLY RESULTS AND DEPENDENCE ON THE
DEVELOPMENT AND SALES OF NEW PRODUCTS

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, production or shipping delays or customer order rescheduling can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter. Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations. The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportions of domestic and international sales, activities of competitors and problems obtaining materials or components on a timely basis. In light of these factors and the nature of semiconductor industry cycles, the Company could again experience variability in quarterly operating results.

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

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced machine shipping in multiple quantities to global semiconductor manufacturers. While the recent volume of orders for Micrascan II systems has been encouraging, they are not necessarily indicative of industry-wide acceptance of the
Micrascan technology.   In addition, the Company believes semiconductor
manufacturers will not require volume quantities of production equipment as advanced as Micrascan until at least 1996, and that substantial sales of Micrascan systems will not begin until late 1996 or 1997. While SVGL was marginally profitable for the third quarter of fiscal 1995, it was not profitable during fiscal 1994 nor on a year to date basis for the first nine months of fiscal 1995 and there can be no assurance that it will be able to operate profitably in the future.

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment and to date neither SVGL, Track or Thermco has been successful in securing a substantial share of these markets. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the primary source of this advanced technology, which could have an adverse effect on the Company's business and results of operations.

The Company is currently expanding its manufacturing capacity to meet current and expected demand levels. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. These issues could result in product delivery delays, causing a loss of future revenues and the associated profits. In particular, the Company believes that protracted delays in delivering Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude acceptance of the Micrascan products on an industry-wide basis. The Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

The Company depends on external funding to assist in the high cost of development in its photolithography operation. On September 30, 1994, SEMATECH entered into the first of a series of agreements with the Company to assist in funding both the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. The agreements with SEMATECH included the sale of warrants to purchase the Company's Common Stock and established certain milestones upon which the funding is based. If the Company achieves all milestones, the SEMATECH agreements provide for an additional $21,000,000 of such funding during fiscal 1995, 1996 and 1997, all of which the Company expects would be an offset to its research and development expenditures. As of June 30, 1995 the Company had received $10,500,000 of the SEMATECH funding. However, in the event that the Company does not receive the contracted SEMATECH funding for any reason, it would be required to either curtail development of photolithography products or make up the shortfall from its own funds or other sources. If the Company were required to make up these funds, its research and development expenses would increase significantly and its operating income would be reduced correspondingly. Under the agreements with SEMATECH the Company is obligated, over a three-year period, to fund, from its own resources, 120% of amounts received from SEMATECH up to $36,000,000.

In February 1995 the Company entered an agreement with Intel Corporation, Motorola Inc. and Texas Instruments Incorporated (the "Investors") related to the Company's Micrascan photolithography products. As part of this agreement, the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock (which was subsequently converted to Common Stock) and received certain rights to purchase future generations of the Company's Micrascan products. In turn, the Company agreed to utilize the proceeds from the sale of the Preferred Stock for research and development, manufacturing capacity expansion and working capital related to it's Micrascan technology and products. If, in fulfilling the SEMATECH agreements, the Company is required to fund less than $25,000,000, the Company is obligated under its agreement with the Investors, at any time over a five year period, to fund an amount such that the total it funds under the agreements with both SEMATECH and the Investors is not less than $25,000,000.

There are no assurances that the Company will be able to attain the remaining SEMATECH milestones or that SEMATECH will be capable of providing the agreed upon funding, either of which could have an unfavorable impact on future photolithography development. Additionally, no assurance can be given that the Company will be able to provide the necessary funding to meet its commitments under either the SEMATECH agreement or its agreement with the Investors. Conversely, the Company could be required to provide its portion of the funding regardless of the success of the project, even if it believes that such resources would be better utilized in other areas. Were the Company not to fulfill certain obligations under such agreements, it could be required to repay all funds received from SEMATECH and to repurchase the Common Stock held by the Investors, either or both of which could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

In March 1995, the Company sold 3,192,606 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $87,700,000. As part of the same public offering, The Perkin Elmer Corporation sold 1,807,394 shares of Common Stock (including 1,000,000 shares it was issued upon the conversion of the Company's Series A Preferred Stock and 807,394 shares which it previously owned).

In February 1995 the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock. In accordance with the terms of its issuance, the Series B Preferred automatically converted into 1,494,300 shares of Common Stock upon the effectiveness of a registration statement filed concurrently with the Company's public offering discussed above.

At June 30, 1995 cash and cash equivalents and temporary investments were $199,293,000 compared to the September 30, 1994 balance of $87,829,000, an increase of $106,643,000. During the first nine months of fiscal 1995, the Company received a total of $128,768,000 from the sale of both Common Stock (including stock options exercised by employees) and the Series B Preferred, as well as the collection of the proceeds from the sale of Common Stock warrants subscribed during the fourth quarter of fiscal 1994. These cash inflows were offset in part by $3,453,000 of cash used for operating activities and $13,022,000 used for the purchase of property and equipment. Significant operating cash inflows from the Company's earnings and customer deposits received with orders for certain of the Company's products were utilized to finance increased accounts receivable resulting from the Company's increased shipments and higher inventory levels required to satisfy the current backlog of customer orders.

At August 11, 1995 the Company had $50,000,000 of credit available under its bank revolving line of credit.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the expansion of its business for the foreseeable future.

                          PART II.  OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.




ITEM 1.      LEGAL PROCEEDINGS.

             None.


ITEM 2.      CHANGES IN SECURITIES.

             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None


ITEM 5.      OTHER INFORMATION.

              None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits.

                 27.   Financial Data Schedule.

                 99.1  The Registrant's 1987 Stock Option Plan, as amended.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SILICON VALLEY GROUP, INC.
                                      --------------------------
                                             (Registrant)



Date:  August 11, 1995                By: /s/ Papken S. Der Torossian
                                          -------------------------------
                                          Papken S. Der Torossian
                                          Chief Executive Officer and
                                          Chairman of the Board



Date:  August 11, 1995                By: /s/ Russell G. Weinstock
                                          -------------------------------
                                          Russell G. Weinstock
                                          Vice President Finance and
                                          Chief Financial Officer