Form 10-K
period 1995-09-30
SILICON VALLEY GROUP INC
filed 1995-12-26
CIK 712752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
   /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.*

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM             TO             .

                        COMMISSION FILE NUMBER: 0-11348

                           SILICON VALLEY GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                       94-2264681
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)
2240 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA                        95131
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (408) 434-0500

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of December 1, 1995, was approximately $711,722,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of December 1, 1995 was 29,268,220.

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the parts of this Form 10-K indicated:

         Proxy Statement for Annual Meeting of Stockholders to be
         held on February 22, 1996                                      Part III


         Annual Report to Stockholders for fiscal year ended
         September 30, 1995                                        Parts II & IV

---------------
 * See Part II, Item 8 of this report for information regarding Registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  BUSINESS.

         Silicon Valley Group, Inc. (the "Company" or "SVG") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The fabrication of integrated circuits involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. The Company has three principal product groups which focus primarily on photolithography, photoresist processing, and deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company's products incorporate proprietary technologies and unique processes, and focus on providing process and product technologies and productivity enhancements to its customers. The Company supports its products through a network of worldwide service and technical support organizations.
The Company works closely with its existing and potential customers, including leading semiconductor manufacturers such as Analog Devices, Cypress Semiconductor, Hewlett-Packard, Intel, IBM, LG Semicon, Loral, Motorola, Philips Semiconductor, SGS-Thomson, Samsung, Siemens, Symbios Logic and Texas Instruments. As evidence of the Company's commitment to its customers, in February 1995 the Company entered into a business relationship with Intel, Motorola and Texas Instruments (the "Investors") pursuant to which such companies made an equity investment in the Company. Additionally, SEMATECH and IBM have made equity investments in the Company and its subsidiary, SVG Lithography Systems, Inc., respectively.

         The Company manufactures and markets its photolithography exposure products through its majority owned subsidiary, SVG Lithography Systems, Inc. ("SVGL"), its photoresist processing products through its Track division ("Track") and its oxidation/diffusion and LPCVD products through its Thermco division ("Thermco").

INDUSTRY BACKGROUND

         Continuous improvements in semiconductor process and design technologies have led to the production of smaller, more complex and more reliable devices at a lower cost per function. As performance has increased and size and cost have decreased, the demand for semiconductors has expanded beyond the primary market in computer systems to include applications in telecommunications systems, automotive products, consumer goods and industrial automation and control systems. Semiconductor content as a percentage of system cost has also increased. In addition, the demand for electronic systems has expanded geographically, particularly in the Pacific Rim. Consequently, semiconductor sales have increased significantly over the long term (growing at a compound rate of approximately 15% from 1984 to 1994), but have experienced significant variation in growth rates. The Company believes that these long-term trends will continue and will be accompanied by a growing demand for semiconductor production equipment that can produce advanced integrated circuits in high volumes with a low cost of ownership.

         The rapid development of advanced semiconductor applications requires semiconductor manufacturers to continually improve their core technology and manufacturing capabilities to remain competitive within the industry. As a consequence, semiconductor manufacturers demand increasingly sophisticated, cost effective processing equipment from semiconductor equipment suppliers. The increasing diversity and complexity of semiconductor products, the demands of technological change and the costs associated with keeping pace with industry developments have contributed to the emergence of cooperative development and manufacturing alliances both between semiconductor manufacturers and between semiconductor manufacturers and semiconductor equipment suppliers. The Company believes it is essential to have customer alliances to provide access to valuable product and process technologies. These factors result in customers concentrating their business with a small number of key suppliers.

STRATEGY

         The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier that offers a broad line of technologically advanced products. The Company's strategy incorporates the following key elements:

         o Technological Innovation. The Company is committed to developing new products, improving processes and enhancing existing products through substantial investment in research and development. SVG designs and manufactures sophisticated semiconductor manufacturing systems for advanced fabrication facilities. Its products incorporate proprietary technologies in photolithography, control software, optics and particulate control and unique processes focusing on providing process and product technologies and productivity enhancements to customers. Additionally, the Company works with universities and laboratories to leverage new concepts for its advanced projects.

         o Customer Collaboration. The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier by offering a broad line of technologically advanced products. SVG works closely with its existing and potential customers, industry consortia and research institutions to improve current products and processes and to define new product development opportunities. These efforts enable the Company to participate in the development of new technologies, to influence the design of new fabrication processes and to position itself as a principal supplier for volume equipment orders. The Company believes that cooperative working relationships with leading semiconductor manufacturers are critical to ensuring that its products are designed in conjunction with the development of the semiconductor manufacturers' advanced process requirements.

         o Continuous Improvement. The industry requires that equipment suppliers provide cost effective products that are based on extendible technology. Cost of ownership and the ability to satisfy customer delivery requirements are critical ingredients in the selection process for advanced equipment. SVG is responding by expanding its facilities and deploying capital for manufacturing and test equipment to respond to the continued expansion of the semiconductor industry. Additionally, the Company is implementing programs to increase the effectiveness of its material procurement, reduce manufacturing cycle times and improve production methods and processes to gain additional efficiencies.

         o Expanding Worldwide Customer Service and Support. The Company's customers are concentrating their business with a smaller number of key suppliers and demanding higher levels of support and service from these suppliers as the semiconductor fabrication process becomes increasingly complex. The Company has responded to this trend by making substantial investments in its global service and support.

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

         SVGL designs, manufactures, markets and services advanced photolithography exposure systems. Photolithography is one of the most critical and expensive steps in integrated circuit fabrication, representing approximately one-third of the fabrication cost. Consequently, integrated circuit manufacturers focus on obtaining advanced photolithography equipment to help them produce critical layers for increasingly complex devices reliably, efficiently and cost- effectively.

         In the photolithography step of the fabrication process, the integrated circuit patterns are projected through masks, or reticles, onto the silicon wafers. As semiconductors have become more complex, the patterns have become finer, with line widths as narrow as 0.35 micron (approximately 15 millionths of an inch) in many of today's more advanced integrated circuits.
As the patterns become finer, photolithography exposure systems must be capable of projecting the patterns through the masks with ever finer resolution. The resolution capability of a photolithography exposure system is a function of its depth of focus, numerical aperture (a measure of its light gathering characteristics) and the wavelength of the light used in pattern projections. With the advancement of photolithography technology has come a trend toward the reduction in wavelength from G-line (436 nanometer) to I-line (365 nanometer) to Deep UV (248-193 nanometer) and the increase in numerical aperture from 0.2 to 0.6.

         Historically, there have been two major approaches to photolithography exposure systems: full field scanners and conventional refractive systems. The full field scanners project a full scale mask image onto full wafers while the refractive systems (steppers) sequentially expose small sections of a wafer in a stepped sequence of exposures, but do so by reducing the size of a mask image by several fold (typically 5 times). Thus, scanners offer large exposure fields while steppers offer masks that are easier to make and have a lower cost. These strengths are combined in the step and scan system.

         Micrascan. The Company believes that its Micrascan photolithography exposure system provides the greater resolution required for current advanced logic and memory devices and for succeeding generations of complex, fine geometry integrated circuits through its use of a Deep UV light source and overcomes the throughput, yield and line- width limitations of steppers by combining the elements of both steppers and scanners into the Micrascan's "step and scan" technology.

         The Micrascan combines advantages of scanning projection aligners and steppers by scanning a portion of the wafer, then "stepping" to another portion of the wafer and repeating the process as necessary. Each scan has the capability to expose a large segment of the wafer. The large exposure field enables Micrascan to fabricate larger devices in a single scan than steppers, thus avoiding the necessity of "stitching" a circuit together through two different exposures. In addition, Micrascan continuously modifies the position of the wafer surface during the scan to keep the wafer in the optimal focal plane, thereby providing Micrascan a larger usable depth of focus field than steppers. The larger the usable depth of focus field is, the more tolerant of variations in the wafer surface the equipment will be. The Company believes Micrascan's greater tolerance of wafer surface variations can reduce the number of defective devices on a wafer, thereby contributing to higher yields. Scanning across the field instead of exposing the entire field at one time also enables Micrascan to achieve greater uniformity of resolution across the entire exposure field and contributes to higher yields.

         The Company believes that SVGL has substantial technological expertise and process knowledge in developing Deep UV step and scan photolithography systems. SVGL has developed internal capability to design and fabricate optical lenses, mirrors and coatings. This includes a combination of purchased and proprietary optical metrology using phase measuring interferometry to precisely measure and test the optical elements it produces. Micrascan incorporates both mirrors and lenses in its optical system, which the Company believes allows for a higher power optical projection system, is less sensitive to environmental variants and accommodates the use of light sources with broader spectral bandwidth (than refractive optics) with the benefits of reduced running cost and increased reliability.

         In addition to the optical system technology described above, SVGL has developed certain proprietary mechanical systems incorporated in the Micrascan to control the alignment of the wafer and the reticules prior to and during the wafer exposure step. These alignment systems contribute to the Micrascan's ability to scan the exposure field at speeds of 50mm per second or greater with no significant loss of resolution, thereby increasing the throughput capability of the machine.

         The Company believes that many of the more complex semiconductor devices currently under development, such as the most advanced microprocessors and DRAMs, fit within the larger exposure field scanned by the Micrascan but do not fit within the exposure field of the most advanced steppers currently in widespread production use. In addition, these more complex devices feature increasingly narrow line widths, which require greater resolution in exposing the photoresist. The Company believes that, as these larger and more complex logic and memory devices move from development and pre- production to production, the technical advantages of Deep UV step and scan systems over existing I-Line and Deep UV steppers will provide a greater incentive to semiconductor manufacturers to purchase step and scan systems rather than steppers in order to achieve higher yields, faster throughput and more precise line-width control. The Company believes, however, that these devices will not be produced in volume until late 1996 or 1997. The Micrascan systems which the Company is now shipping in volume sell for up to approximately $4,500,000, depending upon configuration.

         Uncertain Development of Market for Micrascan Products. The development of a market for the Company's Micrascan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes. The market for the Company's Micrascan photolithography products has developed more slowly than the Company anticipated at the time the Company acquired SVGL in May 1990. From fiscal 1990 to fiscal 1993, SVGL sold an aggregate of 26 Micrascan systems, 20 of which were sold to IBM, a minority shareholder in SVGL, and three of which were sold to SEMATECH. In fiscal 1994 and fiscal 1995, SVGL shipped 19 Micrascan systems to eight customers, of which thirteen were shipped in fiscal 1995. At September 30, 1995, SVGL had a sales order backlog of 34 Micrascan units for shipment, one of which was for the next generation .25 micron product, to six global semiconductor manufacturers.
While such orders are encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. The Company and many industry observers initially believed that I-Line steppers, the most advanced photolithography exposure equipment in widespread production use at the time the Company acquired SVGL, could not be modified to be capable of fabricating complex semiconductor devices with line widths of less than 0.5 micron, such as 64 and 256 megabit dynamic random access memories ("DRAMs"). Since 1990, however, stepper manufacturers have extended the capability of their I-Line steppers to 0.5 micron or finer line widths. The Company believes that, as a consequence, many manufacturers of complex devices are likely to continue to use steppers for fabricating such devices. The Company believes that as devices increase in size and complexity and require finer line widths, the technical advantages of Micrascan systems as compared to steppers will enable semiconductor manufacturers to achieve finer line widths, higher yields and increased throughput. The Company believes, however, that these larger and more complex devices will not be produced in volume until 1996 or 1997. It is possible that the demand for these larger and more complex devices, and the fabrication equipment to manufacture them, may never develop or may develop even later than 1997. The Company believes semiconductor manufacturers will not require production equipment as advanced as Micrascan until at least 1996, and that substantial sales of the Company's Micrascan systems will not begin until late 1996 or 1997, if at all. Stepper manufacturers have enhanced their machines in the past, and in the future may further enhance their machines to achieve finer line widths, sufficiently to erode Micrascan's expected yield, throughput and line width control advantages. If this occurs, demand for Micrascan systems may not develop as the Company expects. SVGL had a marginal profit for fiscal 1995, primarily due to its fourth quarter operating results. However, SVGL was not profitable for the first half of fiscal 1995 nor during fiscal 1994. There can be no assurance that it will be able to operate profitably in the future. Failure of SVGL to achieve substantial sales of Micrascan systems or a delay in achieving such sales could have a material adverse effect on the Company's ability to continue to operate profitably.

         The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers) and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. In April 1993, the Company entered into a letter of intent with Canon, Inc. ("Canon"), a major Japanese company, for the purpose of establishing a worldwide strategic alliance based on SVGL's Micrascan technology. The Company and Canon were unable to reach agreement and the letter of intent expired on November 30, 1994. Although Canon is contractually prohibited until April 2003 from manufacturing a specifically defined step and scan photolithography machine or disclosing related information, Canon could introduce a product that includes certain step and scan technology without violating this prohibition. As a result of the expiration of the letter of intent, the Company believes that Canon has accelerated its previously suspended development of a step and scan photolithography product which will compete with Micrascan.

         The Company believes that its current customer base of semiconductor manufacturers in the U.S. and Europe, and the Korean companies that have purchased initial quantities of the product will order a sufficient number of units to establish the Micrascan as a competitive technology. It is also possible that Japanese manufacturers may follow. However, semiconductor fabrication plants cost hundreds of millions of dollars, and the Company is relatively new to the photolithography exposure business. Further, the Company does not share the same level of financial resources as its competitors. As a result major customers may be unwilling to purchase photolithography exposure equipment, a critical element of the semiconductor fabrication process, from a relatively small supplier such as the Company. A decision by such major customers not to utilize the Micrascan would have a material adverse effect on the Company.

         Micralign. SVGL also sells a family of scanning projection aligners known as "Micralign." The most advanced product in this family, the Micralign 700, is used primarily in the production of semiconductor devices with minimum feature sizes above 1.25 microns, or in the fabrication of less critical layers within more sophisticated semiconductor devices. Micralign products, which have historically accounted for a significant portion of the revenues of SVGL, are a mature product family. Sales of Micralign products have declined in recent years as steppers have supplanted projection aligners. Even with the current upturn in the semiconductor industry and the resulting expansion of existing facilities, the Company anticipates that such a decline in sales will continue. A large installed base of Micralign systems exists throughout the world and a majority of SVGL's Micralign related revenues is derived from servicing that installed base and the sales of spare parts and refurbished systems. The list price of the Micralign 700 is approximately $995,000 and refurbished Micralign systems sell for lesser amounts.

TRACK SYSTEMS DIVISION (TRACK)

         Track designs, manufactures, markets and services photoresist processing equipment which performs all the steps necessary to process semiconductor wafers prior to photolithography exposure, including cleaning, adhesion promotion and photoresist coating, and which performs all the steps required to treat wafers after photolithography exposure prior to etching, including developing and baking. As photoresist processing technology has evolved, SVG has developed increasingly advanced product lines for this market, which are capable of handling integrated circuits with line widths as narrow as
0.35 micron. Each product line includes the principal processing capabilities described above and is generally sold in customer-specified configurations that can include specially engineered features and capabilities. All of the Track products are available in fully automated cassette-to-cassette configurations either as stand-alone processing stations or as in-line integrated manufacturing systems. The equipment is modular in design to allow configuration to customer requirements. Each semiconductor manufacturer may require certain of the processing stations to effect its proprietary or specialized processes. SVG believes it is the only manufacturer to offer a cluster which integrates its photolithography and photoresist products. In addition, the Track 90-S product is designed to interface with all stepper products in the industry.

         Track offers three product lines, each corresponding to the development of successive generations of wafer processing technologies. In general, it has been the Company's experience that introduction of new Track products has been followed by lower order levels for older products.

         90 Series. The 90 Series photoresist processing system is designed for use in advanced fabrication processes for integrated circuits with line widths as narrow as 0.35 micron, such as is required for 64 and 256 megabit DRAMs. The 90 Series incorporates a proprietary wafer transfer system to increase throughput, features substantially improved contamination control specifications as compared to the Company's previous products and provides features allowing it to interface with factory automation systems, such as those using automated guided vehicles. The 90 Series can process wafers up to eight inches in diameter. In June 1992, an additional model of the 90 Series, the 90-S, was introduced. The 90-S requires less floor space and, in certain applications, may provide greater productivity than a conventional 90 Series system. Prices of the 90 Series range from approximately $650,000 to $1,500,000.

         8800 Series. The 8800 Series is designed to meet market needs for photoresist contamination control and photoresist processing down to 0.8 micron line widths. The 8800 Series incorporates such automation features as beltless wafer handling, compatibility with low contamination wafer storage and movement techniques, advanced software and communications capabilities and certain process control improvements. The 8800 Series can process wafers from three to six inches in diameter. Prices of the 8800 Series range from approximately $350,000 to $750,000.

         8600 Series. The 8600 Series is a belt-based wafer transport system capable of processing wafers with diameters of three to six inches and of supporting the needs of photoresist processing down to 1.0 micron line widths. The 8600 Series is typically purchased for expansion of current fabrication capacity. Prices of the 8600 Series range from approximately $200,000 to $400,000.

THERMCO SYSTEMS DIVISION (THERMCO)

         Thermco designs, manufactures, markets and services large batch thermal products which address the oxidation/diffusion and LPCVD steps of the semiconductor fabrication process. Thermco products are used for a broad range of processing applications required in the fabrication of most semiconductor devices, including growing insulating layers on the wafers, diffusing dopants into the silicon structure and depositing insulating or conducting films on the wafer surface. Thermco's products incorporate proprietary technology it has developed in the areas of thermal control, gas handling, particle control and automated wafer handling.

         There are two major configurations of thermal processing equipment, commonly referred to as vertical and horizontal, corresponding to the orientation of their reaction chamber(s). Vertical processing systems represent an increasing portion of the market for oxidation/diffusion and LPCVD processing equipment. Vertical reactors generally consist of a single, fully automated cylindrical reaction chamber, individually controlled by a dedicated computer control system. Vertical systems generally provide greater process uniformity and lower particle contamination than do horizontal systems, due to improved thermal control and an increased ability to maintain environmental integrity, thereby achieving higher yields in wafer processing. Additionally, vertical systems provide more flexibility in manufacturing configurations. Horizontal thermal processing systems, which are typically much larger and less automated than vertical reactors, were the standard of the semiconductor processing equipment industry and are still used for a broad range of processes.

         Series 8000 Advanced Vertical Processor ("AVP"). Initially shipped in September 1992, the AVP is a vertical furnace designed to meet the eight inch wafer requirements of sub-half micron processing. The Series 8000 single tube systems include advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. The typical price range of an AVP system is $700,000 to $1,000,000 depending on process configuration.

         Vertical Thermal Reactor ("VTR"). Thermco's VTR processes wafers from 100mm to 200mm in diameter. It operates under computer control, providing specialized process recipe introduction, cassette-to cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. In general, the VTR offers comparable reliability, lower contamination and better process uniformity than horizontal reactors. The VTR can be installed through-the-wall in a customer's clean room facility and is compatible with industry standard software interfaces. The VTR 7000PLUS offers improved process control, uniformity, reduced particle levels, higher throughput, internal storage capabilities and the industry's standard mechanical interface (SMIF). The typical price for the Company's VTR products is approximately $500,000 to $900,000.

         Horizontal Processing Systems. The typical horizontal system consists of four separately controlled cylindrical reaction chambers which are mounted horizontally, one directly above the other. Horizontal systems are a mature product family. Sales of these systems have been declining in recent years, as semiconductor manufacturers have increasingly installed vertical reactors in their newer fabrication facilities. Thermco expects this decline to continue despite the current capacity expansion being undertaken by semiconductor manufacturers. However, manufacturers of less complex devices will continue to have some need for horizontal processing systems for the foreseeable future.
In addition, a large installed base of horizontal processing systems enables the Company to generate revenues through the sale of spare parts and upgrades to the installed customer base. Prices for horizontal systems range from approximately $400,000 to $900,000.

CUSTOMERS

         The Company's customer base includes companies that manufacture semiconductor devices primarily for internal use and companies that manufacture semiconductor devices primarily for sale to others. Repeat sales to existing customers represent a significant portion of the Company's processing equipment sales. The Company believes that its installed customer base represents a significant competitive advantage. By working closely with its established customer base, SVG is able to identify new product development opportunities. The Company's major customers during fiscal 1995 included the following:

   Advanced Micro Devices                Intel                                     SGS-Thomson
   Analog Devices                        LG Semicon                                Samsung
   Cirrus Logic                          Loral                                     Siemens
   Cypress Semiconductor                 Motorola                                  Symbios Logic
   Hewlett-Packard                       National Semiconductor                    Texas Instruments
   IBM                                   NEC Electronics                           VLSI Technology
   International Rectifier               Philips Semiconductor

         The Company relies on a limited number of customers for a substantial percentage of its net sales. In fiscal 1994, Intel, Motorola and SGS-Thomson represented 20%, 19% and 11%, respectively, of sales and the Company's largest five customers represented 58% of sales. For fiscal 1995 Motorola, Intel, and SGS-Thomson represented 18%, 17% and 12%, respectively, of sales and the Company's largest five customers represented 60% of sales. In fiscal 1994 and 1995, Intel represented 45% and 36%, respectively, of Track sales. Track operations were responsible for a substantial portion of the Company's profits in both periods. Further, in 1995, Intel was the largest customer for SVGL's Micrascan Photolithography systems and represented 21% of SVGL sales. The loss of a significant customer (and in particular the loss of Intel as a Track and SVGL customer), a delay in shipment due to customer rescheduling or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's business and results of operations.

MARKETING, SALES AND SERVICE

         The Company markets and sells its products primarily to independent manufacturers of semiconductor devices and computer, telecommunications and other companies that manufacture semiconductor devices for their own use. The market for the Company's products is worldwide. The Company sells its products in the United States principally through its direct sales organization. The Company sells its products overseas primarily through a direct sales staff and independent distributors and representatives in Europe, Israel and the Far East. The following table sets forth the Company's revenues by geographic area as a percentage of net sales for the last three fiscal years ended September 1995:

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                           -------------------------
                                                                    1993              1994            1995
                                                                    ----              ----            ----
United States                                                      55%                58%              68%
Western Europe                                                      33                 32               24
Far East                                                            11                  8                8
Other                                                                1                  2               --

         Reliability, which is commonly measured in up-time and mean time between failure, and performance are increasingly important factors by which customers evaluate the potential suppliers of sophisticated processing systems. The Company believes that its field service and process support capabilities are an important major factor in its selection as an equipment supplier. Increasingly, semiconductor manufacturers are requiring seven-day, around the clock, on site or on call support. To meet this need, SVG is expanding its field service organization, increasing its technical and process support personnel, enhancing its training programs and increasing spare part inventories deployed at both customer sites and regional field depots. Service personnel are based in field offices throughout the United States, Western Europe, Japan and the Pacific Rim and increasingly on site at particularly large customer locations.

         The Company warrants its products against defects in design, materials and workmanship, generally for periods ranging from one to two years.

BACKLOG

         At September 30, 1995, the Company had a backlog of approximately $391,000,000, which included 34 Micrascan units, one of which was for the next generation .25 micron product, from six customers. At September 30, 1994 backlog was approximately $209,000,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Such orders are subject to cancellation by the customer with limited charges. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING

         The market served by the Company is characterized by rapid technological change. Accordingly, the Company's product and process development programs are devoted to the development of new systems and processes, including new generations of products for existing markets, enhancements and extensions of existing products and custom engineering for specific customers. The Company believes that its future success will depend, in part, upon its ability to successfully introduce and manufacture new and enhanced products and processes which satisfy a broad range of customer needs and achieve market acceptance. Accordingly, the Company works closely with semiconductor manufacturers, industry consortia, and research institutions to respond to the industry's evolving product and process requirements. The Company's research staff collaborates with key customers in order to evaluate designs, specifications and prototypes of the Company's new products.

         The Company believes that in selecting a photolithography equipment manufacturer, customers look for a long term product development strategy and the ability to fund that development because photolithography exposure equipment can represent a substantial portion of the equipment cost of a fabrication facility. Semiconductor manufacturers may be unwilling to rely on a relatively small supplier such as the Company for a critical element of the fabrication process if the supplier does not have sufficient capital to implement its product development strategy. The Company depends in part on external sources to fund its photolithography development efforts and capital equipment expenditures. SEMATECH has entered into agreements with the Company to provide a portion of this funding, but there can be no assurance that the Company will be able to attain the milestones required by the agreements for such incremental funding or that SEMATECH will be capable of providing the agreed upon funding, either of which could have an unfavorable impact on future photolithography development. If the Company achieves all milestones, the SEMATECH agreements provide for an additional $22 million of such funding during fiscal 1995, 1996 and 1997, all of which the Company expects would be an offset to its research and development expenditures. Through September 30, 1995, the Company had recognized approximately $13.5 million of this amount. In the event that the Company does not receive SEMATECH funding for any reason, it would be required to either curtail development of photolithography products or make up the shortfall from its own funds or other sources. If the Company was required to make up these funds, its research and development expenses would increase significantly and its operating income would be reduced correspondingly.

The Company anticipates that it will need to continue to make substantial research and development expenditures, particularly in its photolithography products, in order to remain competitive in the semiconductor equipment industry. If the Company were not able to secure additional external funding or increase its revenues to support such research and development expenditures, its new product development and product enhancement efforts would be impaired, which would have a material adverse effect on the Company's results of operations.

         In February 1995, the Company entered into agreements with Intel Corporation, Motorola Inc. and Texas Instruments Incorporated (the "Investors"), pursuant to which the Investors purchased, in equal amounts, an aggregate of $30 million of the Company's capital stock and received certain rights to purchase initial quantities of future generations of the Company's Micrascan systems. In part to address customer concerns about adequately capitalizing the photolithography business, the Company is obligated under its agreements with SEMATECH and the Investors to commit funds to the development and production of Micrascan photolithography equipment. Under the terms of its agreement with SEMATECH, the Company is obligated to fund from its own resources not less than 120%, up to a maximum of $36 million over a three year period, of the total amount received from SEMATECH to further the development of Micrascan technology, to increase the manufacturing capability and capacity for Micrascan products and to fund related inventory costs. At September 30, 1995, the Company had fulfilled this funding requirement. Further, under the terms of its agreements with the Investors, the Company is obligated to use the $30 million proceeds from the sale of the capital stock as well as fund, at any time, an additional $25 million over a five year period to increase Micrascan production capacity, further research and development of the Micrascan technology, purchase of additional capital equipment and to augment working capital for growth of the Micrascan photolithography operations. Were the Company to breach any of its obligations under its agreement with the Investors, the Investors could cause the Company to repurchase their shares, which could have a material adverse effect on the Company.

         In connection with the Company's acquisition of SVGL in 1990, SVGL received an equity investment and research and development funding commitments for Micrascan from IBM and agreed to make future payments to IBM based on the ongoing operating results of SVGL. As part of a subsequent agreement with the Investors, IBM was also granted certain rights to purchase initial quantities of future generations of the Company's Micrascan products.

         The Company has historically devoted a significant portion of its personnel and financial resources to research and development programs. For fiscal years 1995, 1994, and 1993, total research and development expenditures were approximately $53,000,000, $32,000,000, and $34,000,000, respectively, of which approximately $12,750,000, $1,500,000, and $8,000,000, respectively, was funded by IBM, SEMATECH and other outside parties and offset against research and development expenses.

COMPETITION

         The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include product performance, price and reliability, familiarity with particular manufacturers' products, established relationships between suppliers and customers, particulate contamination control and product availability. While the Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors, it has occasionally been subject to intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. Certain of the Company's existing and potential competitors have substantially greater name recognition, financial, engineering, manufacturing and marketing resources and customer service and support capabilities than the Company.

         In addition, Nikon, and to a lesser extent Canon, have long established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. Although the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them. Due to the Company's position in the photolithography market, an announcement of a new product by any of these large competitors may cause customers to delay purchases until the new product is introduced.

         The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price/performance characteristics. There can be no assurance that the Company will be able to compete effectively in the future. The Company faces substantial foreign and domestic competition, including that from Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg.
Co., Ltd. in photoresist processing equipment and TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion and LPCVD equipment. SVGL competes with other suppliers of photolithography exposure equipment, including manufacturers of steppers and projection aligners. SVGL's Micralign products are generally not competitive with steppers for fabrication of semiconductor devices with line widths smaller than 1.25 micron. In marketing Micrascan systems, SVGL faces competition from suppliers employing other technologies, principally I-Line and Deep UV steppers, including Nikon Corp., Canon and ASM Lithography. Certain stepper manufacturers have utilized techniques, such as the use of off-axis illumination and phase shift mask technology, to extend the capabilities of steppers beyond their previously estimated limits. Although the Company believes that its step and scan system will compete favorably with steppers employing these techniques, the status of the development of such techniques is uncertain and the Company expects the competition from such stepper manufacturers to be intense. Additionally, both Nikon and Canon have announced photolithography products using step and scan technology and a Deep UV light source and Nikon has indicated that it expects to deliver initial 0.25 micron production units in mid-1996. Nikon, and to a lesser extent Canon, have long-established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. While the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them. In addition, the Company believes that other potential competitors, including ASM Lithography, are developing step and scan technologies.

         The Japanese and Pacific Rim markets (including fabrication facilities operated outside these areas by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor equipment. To date, the Company has not been successful in securing an adequate share of these markets. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any collaborative effort with any Japanese or Pacific Rim semiconductor manufacturer regarding process and equipment development. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. There can be no assurance that the Company will be able to compete successfully in the future in Japan, the Pacific Rim or elsewhere in the world or that competitive pressures will not adversely affect the Company's results of operations.

MANUFACTURING AND RAW MATERIALS

         The Company manufactures its products from standard components and from components manufactured by others according to the Company's design specifications. Track products are manufactured in San Jose, California. Thermco manufactures its products in Southern California and has a limited manufacturing facility in Billingshurst, West Sussex, England. SVGL photolithography exposure products are manufactured in Wilton, Connecticut.

         The Company currently has insufficient manufacturing capacity to meet multiple customer demands for Micrascan products and is expanding its manufacturing capacity to meet current demand levels. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology. Accordingly, the Company must initiate facility and capital improvements today to meet expected shipment volumes in 1997 and 1998. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. Based upon its forecast of continued high growth for photolithography equipment, the Company has developed plans to increase its production capacity under an extremely aggressive expansion schedule. Successful execution of the

Company's expansion will require timely identification and acquisition of appropriate sites, receipt of requisite approvals, construction and equipping of facilities, recruitment, training and retention of a high quality workforce and achievement of satisfactory manufacturing results on a scale greater than the Company's prior expansions. There can be no assurance the Company can manage these efforts successfully. This could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering initial quantities of Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

         Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.

         The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier and SVGL's projected demand will exceed that supplier's capacity. If the supplier is willing to expand its manufacturing capacity, it may first require the Company to enter into a long-term, non-cancelable purchase commitment. SVGL is discussing its specifications with a potential second supplier. However, the potential supplier could require both development and set-up capital before committing to supplying the material.

PATENTS AND LICENSES

         The Company owns several domestic and foreign patents relating to the businesses of Track, Thermco and SVGL. Although the Company has historically, and continues to rely on the technical and marketing competence and creative ability of its personnel, rather than patents, to maintain its competitive position, it has begun to pursue both domestic and foreign patent protection more aggressively.

         As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's products and technologies. At least one of the Company's customers has put the Company on notice that it has received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. The customer has put the Company on notice it intends to seek indemnification from the Company for any damages and expenses resulting from this matter if found liable or if the customer settles the claim. The Company cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

ENVIRONMENTAL REGULATION

         Compliance with laws and regulations regarding the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had any material effect on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 1996.

EMPLOYEES

         At September 30, 1995, the Company had 2,255 full-time employees and 398 part-time employees and contract personnel, including 513 in research and development, 1,307 in manufacturing, 703 in marketing, sales and customer service and support and 130 in administration. None of the Company's employees are represented by a union. Management considers its relations with its employees to be good.

         The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel for its operations. The competition for such personnel is intense. Some key positions in the Company are held by persons who have only recently been appointed to such positions. The Company's growth has increased its dependence on key management personnel. The loss of certain key people, the failure of key persons to perform in their current positions or the Company's inability to attract and retain new key employees could materially adversely affect the Company's performance.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

        NAME                           AGE                        POSITION
        ----                           ---                        --------
Papken S. Der Torossian                 56         Chairman of the Board and Chief Executive Officer
Russell G. Weinstock                    52         Vice President, Finance and Chief Financial Officer
Edward A. Dohring                       62         Vice President, President, SVG Lithography Systems, Inc.
Jeffrey M. Kowalski                     42         Vice President, President, Thermco Systems Division
Robert J. Richardson                    49         Vice President, TrackdSystems Division.
Steven L. Jensen                        46         Vice President, Worldwide Sales and Service
Boris Lipkin                            48         Vice President, Corporate
John W. Mathews                         47         Vice President, Worldwide Service
Edmond R. Ward                          55         Vice President, Corporate Technology
Larry W. Sonsini                        54         Secretary

         Mr. Der Torossian became Chairman of the Board and Chief Executive Officer in July 1991. From February 1986 to July 1991 he was President and Chief Executive Officer, and has been a director of the Company since October 1984.

         Mr. Weinstock has been Vice President of Finance and Chief Financial Officer of the Company and Vice President of Finance and Chief Financial Officer of SVGL since July 1990. From April 1985 to July 1990, he was Corporate Controller and was promoted to Vice President in February 1990.

         Mr. Dohring became a Vice President of the Company in July 1992. He became President of SVG Lithography Systems, Inc. in October 1994. From June 1992 to October 1994, he was President of Track. From April 1989 to June 1992, he was President of Rochester Instrument Systems, Inc., a manufacturer of measurement instruments for utilities and the semiconductor industry.

         Mr. Kowalski became a Vice President of the Company and President of Thermco in January 1995. From November 1992 to January 1995 he was the Vice President of Marketing of Thermco, as well as its Vice President of Technology from November 1993. Mr. Kowalski joined the Company in 1987 and prior to November 1992 held various management positions in its engineering organization.

         Mr. Richardson became a Vice President of the Company in July 1992.
He became Vice President, Corporate Marketing and President of Track in October 1994. From June 1992 to October 1994 he was President of SVG Lithography Systems, Inc. From October 1988 to June 1992, he was President and General Manager of the Santa Cruz Division of Plantronics, Inc.

         Mr. Jensen became a Vice President of the Company in July 1992 and Vice President, Worldwide Sales in April 1992. From April 1991 to April 1992 he was Vice President, Marketing for Genus, Inc., a manufacturer of semiconductor equipment. From October 1990 to April 1991, Mr. Jensen was a Senior Vice President of Sales and Marketing for the Athens Corporation, a manufacturer of chemical reprocessing systems. From October 1984 to October 1990, Mr. Jensen held various positions with Varian Associates, including Vice President, Marketing, Semiconductor Equipment Division from September 1989 to October 1990.

         Mr. Lipkin became a Vice President of the Company in March 1995. From August 1992 to March 1995 he was the Vice President and General Manager of the Thin Film Systems business unit of Varian Associates. From 1978 to August 1992, Mr. Lipkin served in various management and engineering positions with International Business Machines.

         Mr. Mathews joined the Company in September 1993 and became a Vice President in October 1993. From November 1994 he has been Vice President, Worldwide Service. From September 1993 to November 1994 he was Vice President, Corporate Operations. From October 1992 to September 1993, Mr. Mathews was Vice President and General Manager of Acume Technologies, Inc. From November 1979 to October 1992 Mr. Mathews held various positions with KLA Instruments Corporation including Vice President and General Manager of its Technology Division from November 1989 to October 1992.

         Mr. Ward became a Vice President of the Company in July 1992, President of Thermco in April 1992 and Vice President, Corporate Technology in October 1993. From June 1990 to April 1992, he was Director of Thin Film Manufacturing for Alcoa Electronics Packaging, a division of Alcoa Corporation. From January 1989 to June 1990, Mr. Ward was Manager of Front End Operations for Hitachi Semiconductor. From September 1977 to January 1989, Mr. Ward held various positions with Advanced Micro Devices, including Director of Process Module Transfer from March 1988.

         Mr. Sonsini has been Secretary since November 1988. He has been a member of the Board of Directors of the Company since 1991. Mr. Sonsini is a member of Wilson, Sonsini, Goodrich & Rosati, P.C., counsel to the Company. Mr. Sonsini serves on the boards of directors of Lattice Semiconductor Corporation, Novell, Inc., and PIXAR.

ITEM 2.  PROPERTIES.

         The Company's Track Systems Division manufacturing facility consists of a 90,000 square foot, two-story building in San Jose, California. The current monthly base rental under the lease for the facility is approximately $90,000. The lease expires in 2004.

         The Thermco Systems Division has two facilities in Orange, California. The first facility consists of approximately 92,000 square feet with a base monthly rent expense of approximately $47,000 under a lease expiring in 1999. The second facility consists of approximately 77,000 square feet with a base monthly rental expense of approximately $42,000 under a lease expiring in 1999.

         The Company has a two story building located in San Jose consisting of approximately 83,000 square feet. This facility serves as the Company's principal administrative offices, houses Track's development engineering and certain of its manufacturing operations, and serves as a Western Regional Service Depot. The monthly base rental for this facility is approximately $79,000 under a lease expiring in 1998.

         SVGL leases facilities consisting of approximately 248,000 square feet in Wilton, Connecticut. The base rental for these facilities is approximately $178,000 per month and the lease expires in 2010.

         The Company also leases storage and warehouse space near its headquarters in San Jose, office space near its Thermco facilities in Orange, sales and service offices in key locations throughout the United States, Western Europe and the Pacific Basin, and space for a limited manufacturing operation in the United Kingdom.

         The Company is currently expanding its manufacturing facilities and believes that it will require additional square footage to support its photolithography operations in the near term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company, from time to time, is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended September 30, 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, at page 27 under the caption "Common Stock Prices", which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, at page 27 under the caption "Five-Year Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, at pages 28 to 36 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, at pages 10 to 26, which information is incorporated herein by reference.

         The Company observes a 52-53 week fiscal year ending on the Friday closest to September 30. Under this practice, the Company's last three fiscal years ended October 1, 1993, September 30, 1994, and September 29, 1995. For convenience, this Report and the Company's Consolidated Financial Statements refer to all such fiscal years as ending at September 30. Fiscal 1993, 1994, and 1995 each include 52 weeks.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         Not applicable.

__________________________________

         With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

                                    PART III


         Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 22, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Executive Officers. See the section entitled "Executive Officers of the Registrant" in Part I, Item 1.

         (b) Directors. The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  1.  FINANCIAL STATEMENTS.

                 The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995, are incorporated by reference:

                 Independent Auditors' Report.

                 Consolidated Balance Sheets at September 30, 1995 and 1994.

                 Consolidated Statements of Operations for the Years Ended September 30, 1995, 1994 and 1993.

                 Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994 and 1993.

                 Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993.

                 Notes to Consolidated Financial Statements.

             2.  SUPPLEMENTAL SCHEDULES.

                 Independent Auditors' Report.

                 Schedule II -- Valuation and Qualifying Accounts.


Financial Statement Schedules, other than the schedule listed above, have been omitted because the required information is contained in the Consolidated Financial Statements and the Notes thereto, or because such schedules are not required or applicable.

            3.  EXHIBITS.

EXHIBIT
NUMBER
------
  3.1(1)        Certificate of Incorporation, as amended to date.

  3.2(11)       Bylaws.

  3.3(10)       Certificate of Designation of Series A Convertible, Redeemable Preferred Stock of Silicon Valley Group,
                Inc. dated July 31, 1992.

  4.1(1)        Article IV of the Certificate of Incorporation of the Registrant.

 10.1(2)        Lease Agreement, dated January 31, 1990, between Registrant and Orchard Investment Company Number 703 for premises located at 541 East Trimble Road, San Jose, California.

 10.2(3)        Lease Agreement, dated February 7, 1985, between Thermco Systems, Inc. and The Klokke Corporation, for
                premises located at 1482 N. Batavia Street, Orange, California.

 10.3(2)        Amendment to Lease Agreement, dated November 14, 1989 between Thermco Systems, Inc. and The Klokke
                Corporation for premises located at 1482 N. Batavia Street, Orange, California.

 10.4(4)        Lease  Agreement, dated December 21, 1984, between Anicon, Inc. and Holvick de Regt Koering for premises located at 2240 Ringwood Avenue, San Jose, California.

 10.5(4)        Amendment to Lease Agreement, dated January 31, 1987, between Anicon, Inc. and ARSJ Properties for premises located at 2240 Ringwood Avenue, San Jose, California.

 10.6(2)        Fourth  Amendment to Lease Agreement dated March 23, 1990 between Thermco Systems, Inc. and ARSJ
                Properties for premises located at 2240 Ringwood Avenue, San Jose, California.

 10.7(3)        Lease Agreement, dated July 1, 1985, between Thermco Systems, Inc. and LST Investments, for premises located at 1465 N. Batavia Street, Orange, California.

 10.8(2)        Amendment  to Lease Agreement dated February 1, 1990, between Thermco Systems, Inc. and LST Investments for premises located at 1465 N. Batavia Street, Orange, California.

 10.10(5)**     1982 Employee Stock Option Plan.

 10.11(5)**     1984 Stock Option Plan.

 10.12(5)**     1987 Stock Option Plan.

 10.13(5)**     Employee Stock Purchase Plan.

 10.14(12)**    Employment Agreement between Registrant and Papken Der Torossian, dated August 1, 1994.

 10.15(12)**    Employment Agreement between Registrant and Russell G. Weinstock, dated October 3, 1994.

 10.16(6)**     Silicon  Valley Group, Inc. Cash or Deferred Profit Sharing Plan and Trust.

 10.17(4)       Letter Agreement, dated January 30, 1987, between Morgan Stanley Research Ventures and Registrant relating to epitaxial products.

 10.18(4)       Form of Indemnification Agreement.

 10.19(4)**     Standard form Stock Option Agreements.

 10.20(7)       Lease Agreement, dated December 21, 1987, between Registrant and D.J.  and Virginia L. Brown dba Orchard
                Investment Company No.  306 for premises located at 2065 Junction Avenue, San Jose, California, and
                Supplemental Agreement thereto dated January 19, 1988.

 10.21(7)**     Forms of Option Acceleration Agreement.

 10.22(7)       Purchase Agreement, dated November 9, 1988, between Registrant, Anicon, Inc., SVG Europe, Ltd., SVG
                Halbleiter Anlagen GmbH, and SVG International Service, Inc.; and Sunbeam Holdings, Inc., Sunbeam
                Electric (Holdings) Ltd., Thermco Systems, Inc., and Gryphon Products, Inc.

*10.23(8)       Development Agreement between IBM and SVGL dated May 15, 1990.

*10.24(8)       Agreement dated as of May 15, 1990 between International Business Machines Corporation ("IBM") and SVGL
                relating to the purchase and sale of Micrascan Systems, as modified by IBM and SVGL on June 18, 1992 and
                June 19, 1992.

*10.25(8)       Development Agreement between SEMATECH, Inc. and SVGL dated May 15, 1990.

*10.26(8)       Chemical Supply and Technology Transfer Agreement between IBM and SVGL dated as of June 11, 1990.

*10.27(8)       Stockholders' Agreement dated May 15, 1990 among Registrant, SVGL, IBM and The Perkin-Elmer Corporation
                ("Perkin-Elmer").

*10.28(9)       Asset Transfer and Common Stock Purchase Agreement dated as of May 15, 1990 among Registrant, IBM,
                Perkin-Elmer and SVGL.

 10.29(8)       Lease Agreement dated May 15, 1990 between SVGL and Perkin-Elmer for premises located at 77 Danbury
                Road, Wilton, Connecticut.

 10.30(10)      Series AA Convertible, Redeemable Preferred Stock Purchase Agreement dated July 31, 1992 between the
                Company and The Perkin-Elmer Corporation.

 10.31(12)      Credit Agreement by and among Registrant, SVG Lithography Systems, Inc., certain banks named therein and
                ABN AMRO Bank, N.V., as agent, dated October 7, 1994.

*10.32(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography Systems, Inc. dated
                September 30, 1994.

 10.33(12)      Warrants to Purchase Common Stock of Registrant issued to SEMATECH, Inc., dated as of September 30,
                1994.

*10.34(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography Systems, Inc. dated as of
                October 24, 1994.

*10.35(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography Systems, Inc. dated as of
                October 24, 1994.

*10.36(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography Systems, Inc. dated as of
                December 22, 1994.

*10.37(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography Systems, Inc. dated as of
                December 22, 1994.

10.38(13)(*)    Business Agreement dated as of February 21, 1995, among the Company, SVG Lithography Systems, Inc.,
                Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.

10.39(13)(*)    Series B Convertible Redeemable Preferred Stock Purchase Agreement dated as of February 21, 1995, among the Company, Intel Corporation, Motorola, Inc. and Texas Instruments Incorporated.

10.40(13)(*)    Registration Rights Agreement dated as of February 21, 1995, among the Company, Intel Corporation,
                Motorola Inc. and Texas Instruments Incorporated.

10.41           Credit Agreement dated as of December 7, 1995 among Silicon Valley Group, Inc., SVG Lithography Systems,
                Inc. and the Banks named therein and ABN AMRO Bank, N.V., as Agent.

 13.1           Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1995.

 21.1           Registrant's wholly-owned subsidiaries are (i) Silicon Valley Group, K.K., a Japanese corporation,
                (ii) SVG International Service, a California corporation ("SVG International"), and (iii) Silicon Valley
                Group FSC Incorporated, a Barbados corporation.  SVG Europe Limited, a United Kingdom corporation ("SVG
                Europe"), SVG France, S.A.R.L., a French corporation, SVG Halbleiter Anlagen GmbH, a German corporation
                ("SVGH"), SVG Systems (Asia) Pte. Ltd., a Singapore corporation and Thermco Systems (Far East) Limited, a Hong Kong corporation are wholly-owned by SVG International.  UK Systems Limited, an English corporation, is wholly-owned by SVG Europe.  Thermco Products GmbH, a German corporation, is wholly-owned by SVGH.

                The Registrant owns 94% of SVG Lithography Systems, Inc., a Delaware corporation ("SVGL").  SVGL's wholly-owned subsidiaries are (i) SVG Lithography Japan Co., Ltd., a Japanese Corporation, (ii) SVG
                Lithography (Europe) B.V., a Netherlands Corporation, (iii) SVG Lithography Systems Korea, Inc., a
                Delaware corporation, (iv) SVG Lithography GmbH, a German corporation, (v) SVG France S.A.R.L., a French corporation, and (vi) SVG Lithography Systems FSC, Inc., a Barbados corporation.

 23.1           Consent of Deloitte & Touche LLP, independent auditors.

 24.1           Power of Attorney (see page 39).
--------------------------------------

(*)    Confidential treatment has been requested for portions of this exhibit.

 *     Confidential treatment granted as to a portion of this exhibit.

 ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

 (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1988.

 (2) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1990.

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1989.

 (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1987.

 (5) Incorporated by reference to Registrant's registration statement filed under the Securities Act of 1933 on Form S-8 and Form S-3, file no. 33-31298.

 (6) Incorporated by references to Registrant's quarterly report on Form 10-K for the fiscal year ended September 30, 1986.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1988.

 (8) Incorporated by reference to Registrant's quarterly report on Form 10-Q dated June 30, 1990.

 (9) Incorporated by reference to Registrant's report on Form 8-K dated May 15, 1990.

(10) Incorporated by reference to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1992.

(11) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993.

(12) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1994.

(13) Incorporated by reference to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

            (b)  REPORTS ON FORM 8-K.  None

            (c)  EXHIBITS.  See (a) above.

            (d)  FINANCIAL STATEMENT SCHEDULES.  See (a) above.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Silicon Valley Group, Inc.
San Jose, California

       We have audited the consolidated financial statements of Silicon Valley Group, Inc. as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated October 20, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Silicon Valley Group, Inc., listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

San Jose, California
October 20, 1995

                           SILICON VALLEY GROUP, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                  Balance            Charged                                      Balance
                                  at Begin-          to Costs                                     at End
                                  ning of            and                                          of
Description                       Period             Expenses       Other        Deductions (1)   Period
-----------                       ------           ----------       -----        --------------   ------
YEAR ENDED 9/30/93:
    Allowance for
    Doubtful Accounts            $ 1,022            $   612        $ ---           $   (233)      $ 1,401

    Product
    Warranty Reserves             14,561             20,091          ---            (19,666)       14,986

YEAR ENDED 9/30/94:
    Allowance for
    Doubtful Accounts              1,401              1,528          ---               (299)        2,630

    Product
    Warranty Reserves             14,986             18,663          ---            (15,324)       18,325

YEAR ENDED 9/30/95:
    Allowance for
    Doubtful Accounts              2,630              2,026          ---               (549)        4,107

    Product
    Warranty Reserves             18,325             35,830          ---            (21,552)       32,603


(1) Write-offs of uncollectible accounts and costs incurred for warranty repairs.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILICON VALLEY GROUP, INC.
December 26, 1995

By:   /s/ Papken S. Der Torossian
Papken S. Der Torossian,
Chairman of the Board and
Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Papken S. Der Torossian and Russell G. Weinstock, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                           TITLE                            DATE
         ---------                                           -----                            ----
                                                       Chairman of the Board,            December 26, 1995
   /s/   Papken S. Der Torossian                           Chief Executive
-----------------------------------------
         Papken S. Der Torossian                  Officer and Director (Principal
                                                         Executive Officer)

                                                      Vice President, Finance            December 26, 1995
   /s/   Russell G. Weinstock                       and Chief Financial Officer
-----------------------------------------
         Russell G. Weinstock                         (Principal Financial and
                                                        Accounting Officer)

   /s/   William A. Hightower
-----------------------------------------
         William A. Hightower                                 Director                   December 26, 1995


   /s/   William L. Martin
-----------------------------------------
         William L. Martin                                    Director                   December 26, 1995


   /s/   Nam P. Suh
-----------------------------------------
         Nam P. Suh                                           Director                   December 26, 1995


   /s/   Larry W. Sonsini
-----------------------------------------
         Larry W. Sonsini                              Secretary and Director            December 26, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                    EXHIBITS
                                       TO
                                   FORM 10-K





                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995





                           SILICON VALLEY GROUP, INC.



EXHIBIT NO.                              EXHIBIT
-----------                              -------
10.41        Credit Agreement dated as of December 7, 1995 among Silicon Valley
             Group, Inc., SVG Lithography Systems, Inc. and the Banks named therein and ABN AMRO Bank, N.V., as Agent.

13.1 Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1995.

23.1         Consent of Deloitte & Touche, independent auditors.

27           Financial Data Schedule