Form 10-Q
period 1995-12-31
SILICON VALLEY GROUP INC
filed 1996-02-08
CIK 712752

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 1995

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the period from ________ to ________.

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

    The number of shares outstanding of the Registrant's Common Stock as of January 22, 1996 was 29,300,528.

================================================================================

                           SILICON VALLEY GROUP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       -------
         Consolidated Condensed Balance Sheets as of
         December 31, 1995 and September 30, 1995                         3

         Consolidated Condensed  Income Statements
         for the Quarters Ended December 31, 1995 and
         1994                                                             4

         Consolidated Condensed Statements of Cash Flows
         for the Quarters Ended December 31, 1995 and
         1994                                                             5

         Notes to Consolidated Condensed Financial
         Statements                                                       6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II.  OTHER INFORMATION                                              14


SIGNATURES                                                               15

                         PART I.  FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             December 31,    September 30,
                                                             ------------    -------------
                                                                 1995            1995
                                                                 ----            ----
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                       $267,148        $166,790
    Temporary investments                                        34,736          13,733
    Accounts receivable (net of allowance for doubtful
         accounts of $4,615 and $4,107, respectively)           133,212         122,849
    Inventories                                                 170,642         153,973
    Prepaid expenses                                              9,421           7,389
    Deferred taxes                                                1,250           1,000
                                                               --------        --------
         Total current assets                                   616,409         465,734
PROPERTY AND EQUIPMENT - NET                                     32,542          27,619
DEPOSITS AND OTHER ASSETS                                         2,449           2,097
INTANGIBLE ASSETS - NET                                           2,781           2,820
                                                               --------        --------
TOTAL                                                          $654,181        $498,270
                                                               ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations               $    800        $    885
    Accounts payable                                             38,439          40,219
    Accrued liabilities                                         106,886          99,427
    Income taxes payable                                          9,009           2,177
                                                               --------        --------
         Total current liabilities                              155,134         142,708
CAPITAL LEASE OBLIGATIONS                                           521             654
DEFERRED LIABILITIES                                              1,404             685
MINORITY INTEREST                                                 4,083           3,976
STOCKHOLDERS' EQUITY:
    Common Stock - Shares outstanding:
             December 31, 1995:         29,269,078
             September 30, 1995:        25,233,170              375,863         249,552
    Retained earnings                                           117,176         100,695
                                                               --------        --------
    Stockholders' equity                                        493,039         350,247
                                                               --------        --------
TOTAL                                                          $654,181        $498,270
                                                               ========        ========



           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         Quarter Ended Decemcber 31,
                                                         ---------------------------
                                                           1995                1994
                                                         --------            -------
NET SALES                                                $158,280            $85,971
COST OF SALES                                              92,879             52,769
                                                         --------            -------
GROSS PROFIT                                               65,401             33,202
OPERATING EXPENSES:
    Research, development and related engineering          15,506              8,278
    Marketing, general and administrative                  27,699             17,622
                                                         --------            -------

OPERATING INCOME                                           22,196              7,302
Interest and Other Income - Net                             3,459              1,198
Interest Expense                                             (135)              (145)
                                                         --------            -------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST                                  25,520              8,355
Provision for Income Taxes                                  8,932              3,008
Minority Interest                                             107                 17
                                                         --------            -------
NET INCOME                                               $ 16,481            $ 5,330
                                                         ========            =======
Preferred Stock Dividend                                 $     --            $   298
                                                         ========            =======
NET INCOME PER SHARE                                     $   0.54            $  0.25
                                                         ========            =======
Shares Used in per Share Computations                      30,505             20,322
                                                         ========            =======





           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Quarters Ended
                                                                   --------------
                                                                    December 31,
                                                                    ------------
                                                                1995           1994
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 16,481       $  5,330
    Reconciliation to net cash provided by
         (used for) operating activities:
             Depreciation and amortization                       2,275          3,116
             Amortization of intangibles                            39            169
             Deferred income taxes                                (250)          (131)
             Minority interest                                     107             17
             Changes in assets and liabilities:
                 Receivables                                   (10,363)       (25,973)
                 Inventories                                   (16,669)       (14,556)
                 Prepaid expenses                               (2,032)           816
                 Deposits and other assets                        (352)           122
                 Accounts payable                               (1,780)         7,071
                 Accrued and deferred liabilities                8,264          6,998
                 Income taxes                                    6,832            231
                                                              --------       --------
    Net cash provided by (used for) operating activities         2,552        (16,790)
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of temporary investments                         (30,003)            --
    Maturities of temporary investments                          9,000             --
    Purchases of property and equipment                         (7,198)        (4,045)
                                                              --------       --------
    Net cash used for investing activities                     (28,201)        (4,045)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                             (218)          (193)
    Sale of Common Stock                                       126,311          1,446
    Collection of receivable from
         sale of common stock warrants                              --          8,204
                                                              --------       --------
    Net cash provided by financing activities                  126,093          9,457
                                                              --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (86)            51
                                                              ========       ========
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    100,358        (11,327)
CASH AND EQUIVALENTS:
    Beginning of period                                        166,790         87,829
                                                              --------       --------
    End of period                                             $267,148       $ 76,502
                                                              ========       ========

NON-CASH FINANCING ACTIVITIES:
    Preferred Stock Dividend Paid in Common Stock             $     --       $    298
                                                              ========       ========


           See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

2.  INVENTORIES

    Inventories are comprised of:

                                        December 31,              September 30,
                                        -----------               ------------
                                            1995                      1995
                                            ----                      ----
                                                    (In thousands)
    Raw materials                        $ 69,354                   $ 63,803
    Work-in-process                        95,327                     87,060
    Finished goods                          5,961                      3,110
                                         --------                   --------
                                         $170,642                   $153,973
                                         ========                   ========


3.  BANK LINE OF CREDIT

In December 1995, the Company replaced its existing bank credit facility with a $75,000,000 unsecured revolving bank credit agreement that expires in December 1998. Advances under the new facility will bear interest at either the prime rate or LIBOR plus 1%. The agreement includes certain covenants regarding financial ratios and prohibits the payment of cash dividends.

4.  UNDERWRITTEN PUBLIC OFFERING

During the first quarter of fiscal 1996, the Company sold 4,025,000 shares of its Common Stock through an underwritten public offering. The net proceeds from the offering were approximately $126,200,000.

5.  RECENTLY ISSUED ACCOUNTING STANDARD

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma footnote disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the footnote disclosure requirements of SFAS No. 123; therefore such adoption will have no effect on the Company's consolidated net earnings or cash flows.

                           SILICON VALLEY GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below, as well as risk factors included in the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1995.

RESULTS OF OPERATIONS

The Company designs, markets, and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company manufactures and markets its photolithography exposure products through its majority owned subsidiary, SVG Lithography Systems, Inc. ("SVGL"), its photoresist processing products through its Track Systems Division ("Track"), and its oxidation/diffusion and LPCVD products through its Thermco Systems Division ("Thermco").

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. Prior semiconductor downturns have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company's operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits. Any future weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations. Further, the Company believes that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales (three such customers accounted for 47% of the Company's sales in fiscal 1995). The loss of a significant customer, a delay in shipment due to customer rescheduling or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's business and results of operations.

For the first quarter of fiscal 1996, the Company recorded net sales of $158,280,000, an 84% increase over net sales of $85,971,000 during the year-earlier quarter and 14% above fourth quarter fiscal 1995 net sales of $138,959,000. Net sales in each of the Company's product groups were above the year-earlier levels with the most significant increases resulting from higher shipments of Track's 90 Series products and SVGL's Micrascan photolithography systems. The increase in net sales over the preceding quarter was due to higher net sales in Track and SVGL, primarily increased shipments of Track's 90 Series products and SVGL's Micrascan photolithography systems. During the first quarter of fiscal 1996, the Company had bookings of $185,252,000 which represented a book to bill ratio of 1.17 to 1. At December 31, 1995, the Company had a backlog of $418,411,000, up from $391,439,000 at September 30, 1995. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within twelve months. At December 31, 1995, the backlog included orders for 34 Micrascan photolithography systems, four of which were for the next generation .25 micron product, from eight global semiconductor manufacturers.

Gross margin was 41.3% for the first quarter of fiscal 1996, an increase from 38.6% in the year-earlier quarter, and approximately level with 40.7% for the fourth quarter of fiscal 1995. The increase in gross margin over the year-earlier quarter was primarily due to higher manufacturing volumes and improvements related to SVGL's Micrascan photolithography systems and a larger percentage of the Company's total sales being comprised of Track products, which typically have more favorable gross margins than the rest of the Company's products. The gross margin improvement over the fourth quarter of fiscal 1995 was primarily the result of increased margins on higher shipments of Track 90 Series products, as well as an increased percentage of Thermco's shipments consisting of its highest-margin VTR 7000 products.

Research, development and related engineering expense ("R&D") was $15,506,000 (9.8% of net sales) during the first quarter of fiscal 1996 compared to $8,278,000 (9.6% of net sales) during the first quarter of fiscal 1995 and $12,042,000 (8.7% of net sales) in the preceding quarter. The R&D expenditures were net of funding from outside parties under development agreements of $2,959,000, $2,082,000 and $4,196,000 during the first quarter of fiscal 1996 and the first and fourth quarters of fiscal 1995, respectively. Substantially all such funding was provided to SVGL by SEMATECH. In comparing the first quarter of fiscal 1996 to the first quarter of fiscal 1995, the increased expenditures were primarily the result of new product development activities across the Company's product groups. The increase in R&D expenditures over the preceding quarter reflects increased development activities by Thermco and SVGL, as well as less SEMATECH funding recognized as an offset to R&D, as SVGL nears completion of its development agreements with SEMATECH.

Marketing, general and administrative expenses ("MG&A") were $27,699,000 (17.5% of net sales) in the first quarter of fiscal 1996 compared to $17,622,000 (20.5% of net sales) for the year-earlier quarter and $26,336,000 (18.9% of net sales) in the preceding quarter. The increase over the year-earlier quarter was primarily due to costs associated with the increased shipments and the expansion of the Company's technical training and support functions. The increase over the preceding quarter was principally due to costs associated with the increased level of product shipments. The decrease in first quarter fiscal 1995 MG&A as a percentage of net sales compared to either the first or fourth quarters of fiscal 1994 was the result of the higher net sales during the quarter.

Operating income was $22,196,000 for the first quarter of fiscal 1996, compared to $7,302,000 for the year-earlier quarter and $18,205,000 for the preceding quarter. The improvement in operating income from both the year-earlier and preceding quarters resulted from increased gross margins on higher net sales and total operating expenses which were lower as a percentage of such net sales.

Interest and other income was $3,459,000 during the first quarter of fiscal 1996 compared to $1,198,000 during the year-earlier quarter and $4,324,000 during the preceding quarter. As a result of higher average cash balances available for investment, interest income was higher than either of the preceding quarters and was the primary reason for the increase in interest and other income from the first quarter of fiscal 1995. The decrease from the preceding quarter resulted from a $1,500,000 initial royalty fee recorded during the earlier quarter relating to a non-exclusive license granted to a third party for the use of certain cleaning technology owned by the Company.

During the first quarter of fiscal 1996, interest expense was $135,000 compared to $145,000 and $177,000 during the first and fourth quarters of fiscal 1995, respectively.

The Company recorded a 35% provision for income taxes for the first quarter of fiscal 1996, compared to a 36% provision for all of fiscal 1995. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The reductions for minority interest of $107,000 during the first quarter of fiscal 1996 and $17,000 and $171,000 during the first and the fourth quarters of fiscal 1995, respectively, represent that share of SVGL's operating results attributable to its minority shareholder.

The Company had net income of $16,481,000 ($0.54 per share) during the first quarter of fiscal 1996 compared to net income of $5,330,000 ($0.25 per share) and $14,134,000 ($0.52 per share) for the first and fourth quarters of fiscal 1995, respectively.

FLUCTUATIONS IN QUARTERLY RESULTS AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, production or shipping delays or customer order rescheduling can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter. Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations. The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportions of domestic and international sales, activities of competitors, acquisitions, international events, and problems obtaining materials or components on a timely basis. In light of these factors and the nature of semiconductor industry cycles, the Company could again experience variability in quarterly operating results.

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently. Failure to introduce new products successfully in a timely manner could result in the loss of competitive position and reduced sales of existing products. In particular, the Company believes that advanced logic devices and DRAMs will require increasingly finer line widths. As a consequence, it is important to develop and introduce a version of the Micrascan capable of exposing line widths of .25 micron during the second half of calendar 1996. In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed. Furthermore, the inability to produce such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced machine shipping in multiple quantities to global semiconductor manufacturers. While the recent volume of orders for Micrascan systems has been encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the primary source of this advanced technology. The Company believes that advanced semiconductor manufacturers will not require volume quantities of production equipment as advanced as Micrascan until late fiscal 1996, and that substantial sales of Micrascan systems will not begin until late calendar 1996 or 1997. Additionally, if manufacturers of traditional I-line or Deep UV steppers are able to further enhance their machines to achieve finer line widths sufficiently to erode Micrascan's expected yield, throughput, and line width advantages, demand may not develop as the Company expects. SVGL had a marginal profit for fiscal 1995, primarily due to its fourth quarter operating results. Although SVGL was profitable in the first quarter of fiscal 1996, it was less so than during the preceding quarter, due in part to the increased R&D expenditures previously discussed. However, the Company believes that with the costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity and the additional manpower requirements related to the expanded capacity, there can be no assurance that SVGL will be able to operate profitably in the future.

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment and to date neither SVGL, Track nor Thermco has been successful in obtaining a substantial share of these markets. In many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as DRAM's, with potentially different economic cycles than those effecting the sales of devices manufactured by the majority of the Company's US and European customers. Failure to secure customers in these markets may limit the market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.

The Company is currently expanding the manufacturing capacity of each of its operating groups to meet current demand levels. Presently, manufacturing capacity is insufficient to meet multiple customer demands for Micrascan products and the Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology. Accordingly, the Company must now commence facility and capital improvements and the related staffing and administrative costs necessary to meet expected shipment volumes in 1997 and 1998. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. These issues could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering initial quantities of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

The Company depends on external funding to assist in the high cost of development in its photolithography operation. To that end, the Company and SEMATECH entered into a series of agreements whereby SEMATECH agreed both to assist in funding the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. The agreements with SEMATECH included the sale of warrants to purchase the Company's Common Stock and, based upon the Company achieving certain performance milestones, provide for $22,000,000 of such funding through 1997, all of which the Company expects would be an offset to its research and development expenditures. As of December 31, 1995, the Company had recognized $16,591,000 of such SEMATECH funding. There are no assurances that the Company will be able to attain the remaining SEMATECH milestones or that SEMATECH will be capable of providing the agreed upon funding. In the event that the Company does not receive the contracted SEMATECH funding for any reason, it would be required to either curtail development of photolithography products or make up the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase significantly and its operating income would be reduced correspondingly. Additionally, under the agreements with SEMATECH the Company was obligated to fund, from its own resources, 120% of amounts received from SEMATECH up to $36,000,000. Through the first quarter of fiscal 1996, the Company had funded sufficient qualifying expenditures to fulfill its contractual obligation.

In February 1995, the Company entered into an agreement with Intel Corporation, Motorola Inc., and Texas Instruments Incorporated (the "Investors") related to the Company's Micrascan photolithography products under which the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock (which was subsequently converted to Common Stock) and received certain rights to purchase future generations of the Company's Micrascan products. In turn, the Company agreed to utilize the proceeds of the transaction for research and development related to its Micrascan technology and the expansion of its manufacturing capacity as well as working capital for its Micrascan products. The agreement with the investors also obligates the Company to fund, during the five year period ending February 2000, an amount such that the total it funds under the agreements with both SEMATECH and the Investors is not less than $25,000,000. Further, were the Company not to fulfill certain obligations under the agreement, it could be required to repurchase the Common Stock held by the Investors.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company sold 4,025,000 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $126,200,000.

At December 31, 1995 cash and cash equivalents and temporary investments were $301,884,000 compared to the September 30, 1995 balance of $180,523,000, an increase of $121,361,000. The increase was primarily the result of the Common Stock offering discussed above. Significant operating cash inflows from the Company's earnings were utilized to finance increased accounts receivable resulting from the Company's increased shipments and higher inventory levels required to satisfy the current backlog of customer orders, as well as the purchase of property and equipment.

During the first quarter of fiscal 1996 the Company provided SVGL, its 94%-owned subsidiary, with $13,028,000 in funding, all of which was recorded as intercompany loans. Additionally, the Company believes that for the foreseeable future it will have to continue to provide SVGL with a significant amount of funding. In connection with its acquisition of SVGL in 1990, the Company committed to purchase under certain circumstances, additional SVGL securities ("the SVGL Calls") in an amount up to $23,200,000 at any time through May 1997. To the extent the SVGL Calls are not exercised, the Company has the option to purchase up to $15,000,000 of SVGL Common Stock under similar terms. The Company may choose to continue funding SVGL through intercompany loans or it may choose to make an additional equity investment in SVGL.

In December 1995, the Company replaced its existing bank credit facility with a $75,000,000 unsecured revolving bank credit agreement which expires in December 1998. Under the new facility, advances will bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At February 5, 1996, there were no borrowings outstanding under the agreement.

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

             27 Financial Data Schedule.

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


                                              SILICON VALLEY GROUP, INC.
                                              ..........................
                                                     (Registrant)




Date:    February 8, 1996              By:   /s/ Papken S. Der Torossian
                                             ---------------------------
                                                 Papken S. Der Torossian
                                                 Chief Executive Officer and
                                                 Chairman of the Board



Date:    February 8, 1996              By:   /s/ Russell G. Weinstock
                                             ------------------------
                                                 Russell G. Weinstock
                                                 Vice President Finance and
                                                 Chief Financial Officer