Form 10-Q
period 1996-03-31
SILICON VALLEY GROUP INC
filed 1996-05-08
CIK 712752

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1996.

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


             101 METRO DRIVE, SUITE 400, SAN JOSE, CALIFORNIA 95110
               (Address of principal executive offices) (Zip Code)

                                 (408) 441-6700
              (Registrant's telephone number, including area code)

                   2240 RINGWOOD AVENUE, SAN JOSE, CALIFORNIA 95131
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     The number of shares outstanding of the Registrant's Common Stock as of April 19, 1996 was 29,280,491.


===============================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
         Consolidated Condensed Balance Sheets as of
         March 31, 1996 and September 30, 1995                             3

         Consolidated Condensed Income Statements
         for the Quarters and the Six Month Periods
         Ended March 31, 1996 and 1995                                     4

         Consolidated Condensed Statements of Cash Flows
         for the Six Months Ended March 31, 1996 and 1995                  5

         Notes to Consolidated Condensed Financial Statements              6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


PART II.  OTHER INFORMATION                                               15


SIGNATURES                                                                17

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            March 31,          September 30,
                                                                              1996                 1995
                                                                            ---------          -------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                    $241,074             $166,790
     Temporary investments                                                     53,640               13,733
     Accounts receivable (net of allowance for doubtful
         accounts of $4,784 and $4,107, respectively)                         138,472              122,849
     Inventories                                                              187,510              153,973
     Prepaid expenses                                                           9,698                7,389
     Deferred taxes                                                             1,500                1,000
                                                                             --------             --------
         Total current assets                                                 631,894              465,734
PROPERTY AND EQUIPMENT - NET                                                   44,690               27,619
DEPOSITS AND OTHER ASSETS                                                       2,755                2,097
INTANGIBLE ASSETS - NET                                                         2,743                2,820
                                                                             --------             --------
TOTAL                                                                        $682,082             $498,270
                                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligations                           $     701             $    885
     Accounts payable                                                          47,502               40,219
     Accrued liabilities                                                      116,263               99,427
     Income taxes payable                                                       1,494                2,177
                                                                             --------             --------
         Total current liabilities                                            165,960              142,708
CAPITAL LEASE OBLIGATIONS                                                         783                  654
DEFERRED LIABILITIES                                                              398                  685
MINORITY INTEREST                                                               4,211                3,976
STOCKHOLDERS' EQUITY:
     Common Stock - shares outstanding:
         March 31, 1996: 29,264,444
         September 30, 1995: 25,233,170                                       375,901              249,552
     Retained earnings                                                        134,829              100,695
                                                                             --------             --------
     Stockholders' equity                                                     510,730              350,247
                                                                             --------             --------
TOTAL                                                                        $682,082             $498,270
                                                                             ========             ========

            See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             Quarters Ended                  Six Months Ended
                                                                March 31,                        March 31,
                                                          1996            1995             1996            1995
                                                          ----            ----             ----            ----
NET SALES                                               $170,668        $109,380         $328,948        $195,351
COST OF SALES                                            100,254          67,849          193,133         120,618
                                                        --------        --------         --------        --------
GROSS PROFIT                                              70,414          41,531          135,815          74,733
OPERATING EXPENSES:
     Research, development and
         related engineering                              17,118           9,816           32,624          18,094
     Marketing, general and
         administrative                                   29,234          21,088           56,933          38,710
                                                        --------        --------         --------        --------

OPERATING INCOME                                          24,062          10,627           46,258          17,929
INTEREST AND OTHER INCOME - NET                            3,411           1,146            6,870           2,344
INTEREST EXPENSE                                            (117)           (150)            (252)           (295)
                                                        --------        --------         --------        --------

INCOME BEFORE INCOME
     TAXES AND MINORITY INTEREST                          27,356          11,623           52,876          19,978
PROVISION FOR INCOME TAXES                                 9,575           4,184           18,507           7,192
MINORITY INTEREST                                            128             (48)             235             (31)
                                                        --------        --------         --------        --------

NET INCOME                                              $ 17,653        $  7,487         $ 34,134        $ 12,817
                                                        ========        ========         ========        ========

PREFERRED STOCK DIVIDEND                                $      --       $    239         $     --        $    537
                                                        ========        ========         ========        ========

NET INCOME PER SHARE                                    $   0.58        $   0.33         $   1.12        $   0.58
                                                        ========        ========         ========        ========

SHARES USED IN PER SHARE
     COMPUTATIONS                                         30,520          22,811           30,516          21,624
                                                        ========        ========         ========        ========

            See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                               March 31,
                                                                         1996            1995
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $ 34,134         $ 12,817
     Reconciliation to net cash provided by
         (used for) operating activities:
              Depreciation and amortization                              5,558            5,841
              Amortization of intangibles                                   77              208
              Minority interest                                            235              (31)
              Changes in assets and liabilities:
                  Accounts receivable                                  (15,623)         (29,908)
                  Inventories                                          (33,537)         (33,179)
                  Prepaid expenses                                      (2,309)             (39)
                  Deposits and other assets                               (658)              45
                  Accounts payable                                       7,283           14,632
                  Accrued and deferred liabilities                      17,111           15,390
                  Income taxes                                          (1,183)          (1,108)
                                                                      --------          -------
     Net cash provided by (used for) operating activities               11,088          (15,332)
                                                                      --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of temporary investments                                (68,642)              --
     Maturities of temporary investments                                28,735           90,089
     Purchases of property and equipment                               (22,629)          (9,348)
                                                                      --------          -------
     Net cash used for investing activities                            (62,536)          (9,348)
                                                                      --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                    (440)            (377)
     Sale of Common Stock                                              126,349           90,089
     Sale of Preferred Stock                                                --           29,800
Collection of receivable from sale of
           Common Stock warrants                                            --            8,204
                                                                      --------          -------
     Net cash provided by financing activities                         125,909          127,716
                                                                      --------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (177)            (154)
                                                                      --------          -------
INCREASE IN CASH AND EQUIVALENTS                                        74,284          102,882
CASH AND EQUIVALENTS:
     Beginning of period                                               166,790           87,829
                                                                      --------          -------
     End of period                                                    $241,074         $190,711
                                                                      ========         ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Preferred Stock dividend                                         $     --         $    537
                                                                      ========         ========
     Preferred Stock Series A converted to Common Stock               $     --         $ 17,000
                                                                      ========         ========
     Preferred Stock Series B converted to Common Stock               $     --         $ 29,800
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

2.   INVENTORIES

     Inventories consist of:

                                                              March 31,                September 30,
                                                                1996                       1995
                                                              ---------                -------------
                                                                        (In thousands)
     Raw materials                                            $ 85,190                    $ 63,803
     Work-in-process                                            99,857                      87,060
     Finished goods                                              2,463                       3,110
                                                              --------                    --------
                                                              $187,510                    $153,973
                                                              ========                    ========

3.   BANK LINE OF CREDIT

In December 1995, the Company replaced its then existing bank credit facility with a $75,000,000 unsecured revolving bank credit agreement that expires in December 1998. Advances under the new facility will bear interest at either the prime rate or LIBOR plus 1%. The agreement includes certain covenants regarding financial ratios and prohibits the payment of cash dividends.

4.   STOCK OFFERING

During the first quarter of fiscal 1996, the Company sold 4,025,000 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $126,200,000.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.   RECENTLY ISSUED ACCOUNTING STANDARD

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma footnote disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the footnote disclosure requirements of SFAS No. 123; therefore such adoption will have no effect on the Company's consolidated net earnings or cash flows.

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

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. In recent months there have been indications of a potential slowdown in the semiconductor industry growth rate. During the second quarter of fiscal 1996, the Company recorded customer bookings (orders for the Company's products) at its highest rate ever. However, as shipments increased, the Company's book to bill ratio was lower than during the preceding quarters. Additionally, beginning in the second fiscal quarter, certain customers have delayed scheduled shipment dates on specific orders, primarily into early calendar 1997 and all within twelve months of the date the company was notified of the delay. However, there can be no assurance that such dates will not be further rescheduled or the orders canceled. Prior semiconductor downturns have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company's operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits. Any future weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations. Further, the Company believes that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales (three such customers accounted for 47% of the Company's sales in fiscal 1995 and a similar trend exists thus far in fiscal
1996). The loss of a significant customer, a delay in shipment due to rescheduling by a significant customer or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's business and results of operations.

Net sales for the second fiscal quarter ended March 31, 1996 were $170,668,000, an 8% increase over net sales of $158,280,000 for the preceding quarter and 56% above net sales of $109,380,000 during the second quarter of fiscal 1995. For the first half of fiscal 1996, net sales were $328,948,000, a 68% increase over net sales of $195,351,000 during the first half of fiscal 1995. The growth in net sales over the preceding quarter was primarily the result of increased shipments of Thermco and SVGL products. In both the second quarter and first six months of fiscal 1996, net sales in each of the Company's product groups were above the year-earlier levels.

During the second quarter of fiscal 1996, the Company had bookings of $193,541,000 which represented a book to bill ratio of 1.13 to 1. At March 31, 1996 the Company had a backlog of $441,283,000 compared to $391,439,000 at September 30, 1995. The Company records in backlog only those orders for which a customer purchase order has been received, all specifications, terms and conditions have been finalized and the specified delivery is within twelve months of the date the order is recorded. At March 31, 1996, the backlog included orders for a total of 37 Micrascan photolithography systems, certain of which were for the current version of the system and others for the next generation .25 micron product. In April 1996, a first-time Micrascan customer withdrew its single unit order for a .25 micron system, which it had placed in the second quarter of fiscal 1996, thereby reducing backlog to 36 Micrascan photolithography systems.

Gross margin was 41% in both the second and first quarters of fiscal 1996 and 38% in the second quarter of fiscal 1995. For the first six months of fiscal 1996, gross margin was 41% compared to 38% for the first half of fiscal 1995. The improvement in fiscal 1996 second quarter and first-half gross margins over the year-earlier periods was primarily due to increased manufacturing volumes and efficiencies related to SVGL's Micrascan photolithography system, and a higher percentage of the Company's sales consisting of Track systems, which are typically the highest gross margin products the Company manufactures.

Research, development and related engineering (R&D) was $17,118,000 (10% of net sales) during the second quarter of fiscal 1996, $15,506,000 (10% of net sales) during the preceding quarter and $9,816,000 (9% of net sales) during the second quarter of fiscal 1995. The Company's R&D expenditures are net of funding received from outside parties under development agreements. Neither the spending nor the recognition of the funding related to the development milestones, contained in the agreements, is ratable over the term of the agreements. Substantially all of the funding was received by SVGL from SEMATECH. During the second and first quarters of fiscal 1996 and the second quarter of fiscal 1995, such funding totaled $1,889,000, $2,959,000 and $2,592,000, respectively. New product development at SVGL was the primary factor in the increase in R&D over the preceding quarter and a primary factor in the increase over the year-earlier quarter. SVGL increased its development expenditures associated with its new Micrascan products and recognized less outside funding under its development agreements with SEMATECH. In addition to the increased SVGL development, costs incurred to support increased product shipments in all of the product groups were a primary factor in the increase over the year-earlier quarter.

During the first six months of fiscal 1996 R&D was $32,624,000, up from $18,094,000 during the same period of fiscal 1995. The increase was primarily due to new product development activities in all of the Company's product groups and costs incurred to support increased product shipments. During the six month periods ended March 31, 1996 and 1995, funding received under joint development agreements of $4,848,000 and $4,674,000, respectively, was offset against R&D expenditures.

Marketing, general and administrative expenses (MG&A) were $29,234,000 (17% of net sales) during the second quarter of fiscal 1996 compared to $27,699,000 (18% of net sales) during the preceding quarter and $21,088,000 (19% of net sales) during the second quarter of fiscal 1995. The increase in MG&A from the preceding quarter was primarily due to the expansion of the Company's marketing and administrative functions and costs associated with the relocation of its corporate offices, in part to facilitate the expansion of the Track manufacturing capacity. In comparison to the year-earlier quarter, increased MG&A expenditures were principally the result of costs related to the higher level of shipments, the Company's expanded marketing and technical customer training and support functions, and administrative costs incurred in supporting the Company's operations. The decrease in MG&A as a percentage of sales compared to each of the earlier quarters was the result of the increase in net sales.

During the first six months of fiscal 1996 MG&A was $56,933,000 (17% of net sales) compared to $38,710,000 (20% of net sales) during the first half of fiscal 1995. The primary reasons for the increased dollar expenditures and the decrease as a percentage of net sales correspond to those in the comparison of the second quarters of fiscal 1996 and 1995 above.

Operating income was $24,062,000 (14% of net sales) for the second quarter of fiscal 1996 compared to $22,196,000 (14% of net sales) for the preceding quarter and $10,627,000 (10% of net sales) for the second quarter of fiscal 1995. First half fiscal 1996 operating income was $46,258,000 (14% of net sales) compared to $17,929,000 (9% of net sales) for the first six months of fiscal 1995. In comparing the second quarter and first half of fiscal 1996 to the earlier periods, gross profits from higher net sales exceeded the growth of R&D and MG&A, resulting in increased operating income.

Interest and other income was $3,411,000 during the second quarter of fiscal 1995 compared to $3,459,000 for the preceding quarter and $1,146,000 for the year-earlier quarter. For the first six months of fiscal 1996, interest and other income was $6,870,000 compared to $2,344,000 for the first six months of fiscal 1995. In comparison to the year-earlier periods, the increases were due to higher cash balances available for investment as a result of an underwritten public offering of the Company's Common Stock in October 1995. See Liquidity and Capital Resources.

Interest expense was $117,000 during the second quarter of fiscal 1996, compared to $135,000 during the preceding quarter and $150,000 during the year-earlier quarter. During the first six months of fiscal 1996, interest expense was $252,000, down from $295,000 during the first half of fiscal 1995.

The Company recorded a 35% provision for income taxes for the first six months of fiscal 1996, compared to a 36% provision for all of fiscal 1995. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The minority interest represented that share of SVGL's operating results attributable to its minority shareholder. For the second and first quarters of fiscal 1996, minority interest represented reductions from income of $128,000 and $107,000, respectively, compared to an addition to income for minority interest of $48,000 during the second quarter of fiscal 1995. For the first six months of fiscal 1996, minority interest represented a reduction from income of $235,000, compared to an addition to income of $31,000 for the first half of fiscal 1995.

The Company had net income of $17,653,000 ($0.58 per share), $16,481,000 ($0.54 per share) and $7,487,000 ($0.33 per share) for the second and first quarters of fiscal 1996 and the second quarter of fiscal 1995, respectively. First half fiscal 1996 and 1995 net income was $34,134,000 ($1.12 per share) and $12,817,000 ($0.58 per share), respectively.


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

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new advanced products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently. Failure to introduce new advanced products successfully in a timely manner could result in the loss of competitive position and reduced sales of existing products. In particular, the Company believes that advanced logic devices and DRAMs will require increasingly finer line widths. As a consequence, it is important to develop and introduce a version of the Micrascan capable of exposing line widths of .25 micron during the second half of calendar 1996. In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed. Furthermore, the inability to produce such products, attain acceptable manufacturing efficiencies in the production of such products, or failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced machine shipping in multiple quantities to global semiconductor manufacturers. While the recent volume of orders for Micrascan systems has been encouraging, they are not necessarily indicative of industry-wide acceptance of the

Micrascan technology. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the primary source of this advanced technology. The Company believes that advanced semiconductor manufacturers will not require volume quantities of production equipment as advanced as Micrascan until late fiscal 1996, and that substantial sales of Micrascan systems will not begin until late calendar 1996 or 1997. Additionally, if manufacturers of traditional I-line or Deep UV steppers are able to further enhance their machines to achieve finer line widths sufficiently to erode Micrascan's expected yield, throughput, and line width advantages, demand may not develop as the Company expects. As a result of its fourth quarter operating results, SVGL had a marginal profit for fiscal 1995. Although SVGL was modestly profitable during the first half of fiscal 1996, the Company believes that with the costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity and the additional manpower requirements related to the expanded capacity, there can be no assurance that SVGL will be able to operate profitably in the future.

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment and to date neither SVGL, Track nor Thermco has been successful in obtaining a substantial share of these markets. In many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices, such as DRAM's, with potentially different economic cycles than those effecting the sales of devices manufactured by the majority of the Company's US and European customers. Failure to secure customers in these markets may limit the market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.

The Company is currently expanding the manufacturing capacity of SVGL to meet potential future demand for its advanced lithography products. Presently, manufacturing capacity is insufficient to meet multiple customer demands for the Micrascan family of products and the Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology. Accordingly, the Company must now commence facility and capital improvements and the related staffing and administrative costs necessary to meet expected shipment volumes in 1997 and 1998. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. These issues could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering initial quantities of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurably.

The Company depends on external funding to assist in the high cost of development in its photolithography operation. To that end, the Company and SEMATECH entered into a series of agreements whereby SEMATECH agreed to assist in funding both the development of the Micrascan technology and the increase of SVGL's manufacturing capability and capacity. The agreements with SEMATECH included the sale of warrants to purchase the Company's Common Stock ("the Warrants") and, based upon the Company achieving certain performance milestones, provide for $22,000,000 of such funding through 1997, all of which the Company expects would be an offset to its research and development expenditures. Subsequent to the issuance of the Warrants, the net number of common shares into which they are exercisable has been included in the shares used in earnings per share computations. In April 1996, SEMATECH notified the Company that it would exercise the Warrants through a net issuance provision contained in the applicable agreement, which will result in the issuance of approximately 702,000 shares of Common Stock with no further cash inflow to the Company. As of March 31, 1996, the Company had recognized $18,480,000 of such SEMATECH funding. There are no assurances that the Company will be able to attain the remaining SEMATECH milestones or that SEMATECH will be capable of providing the agreed upon funding. In the event that the Company does not receive the contracted SEMATECH funding for any reason, it would be required to either curtail development of photolithography products or make up the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase significantly and its operating income would be reduced correspondingly. Additionally, under the agreements with SEMATECH, the Company was obligated to fund, from its own resources, 120% of amounts received from SEMATECH up to $36,000,000. Through the first quarter of fiscal 1996, the Company had funded sufficient qualifying expenditures to fulfill its contractual obligation.

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

At March 31, 1995 cash and cash equivalents and temporary investments totaled $294,714,000 compared to the September 30, 1995 total of $180,523,000, an increase of

$114,191,000. The increase resulted from the Common Stock offering discussed above. Through the first six months of fiscal 1996, the Company used approximately $12,000,000 in cash financing additional accounts receivable resulting from the Company's increased shipments, higher inventory levels required to satisfy the current backlog of customer orders, and the purchase of property and equipment.

During the first half of fiscal 1996 the Company provided SVGL, its 94%-owned subsidiary, with approximately $14,600,000 in funding, all of which was recorded as intercompany loans. The Company believes that for the foreseeable future it will have to continue providing SVGL with a significant amount of funding. In connection with its acquisition of SVGL in 1990, the Company committed to purchase under certain circumstances, additional SVGL securities ("the SVGL Calls") in an amount up to $23,200,000 at any time through May 1997. To the extent the SVGL Calls are not exercised, the Company has the option to purchase up to $15,000,000 of SVGL Common Stock under similar terms. The Company may choose to continue funding SVGL through intercompany loans or it may choose to make an additional equity investment in SVGL.

In December 1995, the Company replaced its then existing bank credit facility with a $75,000,000 unsecured revolving bank credit agreement which expires in December 1998. Under the new facility, advances will bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At May 7, 1996, there were no borrowings outstanding under the agreement.

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

                  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The Annual Meeting of Shareholders of the Company was held on February 22, 1996 (the "Annual Meeting"). The vote of holders of record of 29,268,078 shares of the Company's Common Stock outstanding at the close of business on December 22, 1995 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                  (b) The following persons were elected Directors of the Company at the Annual Meeting:

                                                                                      VOTES WITHHOLDING
                                                                 VOTES FOR                AUTHORITY
                                                                 ----------           -----------------
                           Papken S. Der Torossian               25,746,231                120,538
                           William A. Hightower                  25,761,824                104,945
                           William L. Martin                     25,758,819                107,950
                           Larry W. Sonsini                      25,630,689                236,080
                           Nam P. Suh                            25,760,904                105,865

                  (c) The Company's Certificate of Incorporation was amended to increase its authorized shares of Common Stock to 100,000,000 from 40,000,000. The
                           Stockholders' vote on such amendment was 20,081,591 shares FOR, 5,602,002 shares AGAINST, and 74,295 shares ABSTAINED from voting.

                  (d) The Company's 1996 Employee Stock Purchase Plan was adopted and 1,000,000 shares of Common Stock were reserved for issuance thereunder. The Stockholders' vote on such adoption was 23,873,065 shares FOR, 1,776,642 shares AGAINST, and 108,181 shares ABSTAINED from voting.

         ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           3.1 Certificate of Incorporation, as amended to date.

                           10.13 1996 Employee Stock Purchase Plan.

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


                                           SILICON VALLEY GROUP, INC.
                                           ..........................
                                                 (Registrant)




Date: May 8, 1996                   By:/s/ Papken S. Der Torossian
                                           -----------------------
                                           Papken S. Der Torossian
                                           Chief Executive Officer and
                                           Chairman of the Board



Date: May 8, 1996                   By:/s/ Russell G. Weinstock
                                           -----------------------
                                           Russell G. Weinstock
                                           Vice President Finance and
                                           Chief Financial Officer