Form 10-Q
period 1996-06-30
SILICON VALLEY GROUP INC
filed 1996-08-12
CIK 712752

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

     For the quarterly period ended June 30, 1996.

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


             101 METRO DRIVE, SUITE #400, SAN JOSE, CALIFORNIA 95110
                 (Address of principal executive offices)        (Zip Code)

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

     The number of shares outstanding of the Registrant's Common Stock as of July 26, 1996 was 30,172,738.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and September 30, 1995                               3

         Consolidated Condensed Income Statements
         for the Quarters and the Nine Month Periods
         Ended June 30, 1996 and 1995                                       4

         Consolidated Condensed Statements of Cash Flows
         for the Nine Months Ended June 30, 1996 and 1995                   5

         Notes to Consolidated Condensed Financial Statements               6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


PART II.  OTHER INFORMATION                                                15


SIGNATURES                                                                 16

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               June 30,       September 30,
                                                                 1996             1995
                                                                 ----             ----
                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                     $   253,022       $166,790
     Temporary investments                                         44,852         13,733
     Accounts receivable (net of allowance for doubtful
         accounts of $4,822 and $4,107, respectively)             153,158        122,849
     Inventories                                                  205,300        153,973
     Prepaid expenses                                               6,684          7,389
     Deferred taxes                                                 1,750          1,000
                                                              -----------       --------
         Total current assets                                     664,766        465,734
PROPERTY AND EQUIPMENT - NET                                       52,189         27,619
DEPOSITS AND OTHER ASSETS                                           2,891          2,097
INTANGIBLE ASSETS - NET                                             2,704          2,820
                                                              -----------       --------
TOTAL                                                         $   722,550       $498,270
                                                              ===========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligations             $       563       $    885
     Accounts payable                                              38,739         40,219
     Accrued liabilities                                          146,017         99,427
     Income taxes payable                                           1,699          2,177
                                                              -----------       --------
         Total current liabilities                                187,018        142,708
CAPITAL LEASE OBLIGATIONS                                             308            654
DEFERRED LIABILITIES                                                  769            685
MINORITY INTEREST                                                   4,521          3,976
STOCKHOLDERS' EQUITY:
     Common Stock - shares outstanding:
         June 30, 1996:                                        30,172,568        249,552
         September 30, 1995:                                   25,233,170        377,509
     Retained earnings                                            152,425        100,695
                                                              -----------       --------
     Stockholders' equity                                         529,934        350,247
                                                              -----------       --------
TOTAL                                                         $   722,550       $498,270
                                                              ===========       ========


                      See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                            Quarters Ended                 Nine Months Ended
                                               June 30,                        June 30,
                                               --------                        --------
                                         1996            1995            1996            1995
                                         ----            ----            ----            ----
NET SALES                              $167,858        $127,722        $496,806        $323,073

COST OF SALES                            96,522          75,559         289,655         196,177
                                       --------        --------        --------        --------

GROSS PROFIT                             71,336          52,163         207,151         126,896

OPERATING EXPENSES:

     Research, development and
         related engineering             17,374          10,095          49,998          28,189
     Marketing, general and
         administrative                  30,042          25,813          86,975          64,523
                                       --------        --------        --------        --------

OPERATING INCOME                         23,920          16,255          70,178          34,184

INTEREST AND OTHER INCOME - NET           3,704           2,797          10,574           5,141

INTEREST EXPENSE                            (82)           (148)           (334)           (443)
                                       --------        --------        --------        --------

INCOME BEFORE INCOME
     TAXES AND MINORITY INTEREST         27,542          18,904          80,418          38,882
PROVISION FOR INCOME TAXES                9,639           6,806          28,146          13,998
MINORITY INTEREST                           307              54             542              23
                                       --------        --------        --------        --------

NET INCOME                             $ 17,596        $ 12,044        $ 51,730        $ 24,861
                                       ========        ========        ========        ========

PREFERRED STOCK DIVIDEND               $     --        $     --        $     --        $    537
                                       ========        ========        ========        ========

NET INCOME PER SHARE                   $   0.58        $   0.45        $   1.69        $   1.04
                                       ========        ========        ========        ========

SHARES USED IN PER SHARE
     COMPUTATIONS                        30,535          26,968          30,520          23,973
                                       ========        ========        ========        ========




            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                        June 30,
                                                                        --------
                                                                  1996            1995
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (UNAUDITED)
     Net income                                                 $ 51,730        $ 24,861
     Reconciliation to net cash provided by
         (used for) operating activities:
              Depreciation and amortization                        8,732           8,039
              Amortization of intangibles                            116             246
              Minority interest                                      545              23
              Changes in assets and liabilities:
                  Accounts receivable                            (30,309)        (36,161)
                  Inventories                                    (51,327)        (53,581)
                  Prepaid expenses                                   705             192
                  Deposits and other assets                         (794)           (206)
                  Accounts payable                                (1,480)         17,701
                  Accrued and deferred liabilities                46,890          35,544
                  Income taxes                                    (1,228)          1,333
                                                                --------        --------
     Net cash provided by (used for) operating activities         23,580          (2,009)
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of temporary investments                           (88,647)         (4,821)
     Maturities of temporary investments                          57,528              --
     Purchase of property and equipment                          (33,302)        (14,466)
                                                                --------        --------
     Net cash used for investing activities                      (64,421)        (19,287)
                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                              (668)           (587)
     Sale of Common Stock                                        127,957          90,764
     Sale of Preferred Stock                                          --          29,800
Collection of receivable from sale of
           Common Stock warrants                                      --           8,204
                                                                --------        --------
     Net cash provided by financing activities                   127,289         128,181
                                                                --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (216)           (242)
                                                                --------        --------
INCREASE IN CASH AND EQUIVALENTS                                  86,232         106,643
CASH AND EQUIVALENTS:
     Beginning of period                                         166,790          87,829
                                                                --------        --------
     End of period                                              $253,022        $194,472
                                                                ========        ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Preferred Stock dividend                                   $     --        $    537
                                                                ========        ========
     Preferred Stock Series A converted to Common Stock         $     --        $ 17,000
                                                                ========        ========
     Preferred Stock Series B converted to Common Stock         $     --        $ 29,800
                                                                ========        ========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Results for fiscal 1996 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1996.



2.   INVENTORIES

     Inventories are comprised of:

                                               June 30,            September 30,
                                                 1996                  1995
                                                        (In thousands)
Raw materials                                  $100,009              $ 63,803
Work-in-process                                  99,873                87,060
Finished goods                                    5,418                 3,110
                                               --------              --------
                                               $205,300              $153,973
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

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. In recent months the Company has experienced lower customer order bookings, customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. During the third fiscal quarter ended June 30, 1996, the Company's customer order bookings were $136,623,000, down from bookings of $193,541,000 during the immediately preceding quarter and $171,914,000 for the year-earlier quarter. The Company believes that at least through the first quarter of fiscal 1997, shipments and earnings will be below third quarter fiscal 1996 levels, primarily due to the customer delivery deferrals, to a lesser extent customer order cancellations, and the reduced level of customers orders. In addition, there can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customers orders at reduced levels, any or a combination of which would further reduce earnings.

In recent months the worldwide semiconductor industry growth rate has declined. Prior downturns in the worldwide semiconductor industry have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company's operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits. Any prolonged weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations. Further, the Company believes, due in part to a large percentage of its customer base consisting of manufacturers of logic devices, that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales. During fiscal 1995, the Company's three largest customers accounted for 47% of the Company's sales, the largest representing 18% of the total, and a similar trend exists through the first nine months of fiscal 1996, with the largest customer representing approximately 30% of the total sales during the period. The loss of a significant customer, further delays in shipments due to customer rescheduling or any additional reductions in orders by a significant customer, or any reduction or rescheduling activity of significance, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will adversely affect the Company's business and results of operations.

Net sales for the third fiscal quarter ended June 30, 1996 were $167,858,000, down slightly from net sales of $170,668,000 for the preceding quarter, and 31% above net sales of $127,722,000 during the third quarter of fiscal 1995. The decrease in net sales from the preceding quarter was the result of lower Thermco shipments offset in part by increased SVGL shipments of Micrascan photolithography systems. The increase in shipments over the third quarter of fiscal 1995 was the result of increased shipments of SVGL Micrascan photolithography systems and Track systems.

For the first nine months of fiscal 1996, net sales were $496,806,000, up 54% from net sales of $323,073,000 during the first nine months of fiscal 1995. The sales growth over the year-earlier period was due to increased shipments in each of the Company's product groups.

During the third quarter of fiscal 1996, the Company had bookings of $136,623,000 (which represented a book to bill ratio of 0.81 to 1), a 29% decline from second quarter fiscal 1996 bookings of $193,541,000 (which represented a book to bill ratio of 1.13 to 1) and 21% below third quarter fiscal 1995 bookings of $171,914,000 (which represented a book to bill ratio of 1.35 to 1). At June 30, 1996 the Company had a backlog of $410,048,000 compared to $441,283,000 at March 31, 1996 and $391,439,000 at September 30, 1995. The
Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. At March 31, 1996, the backlog included orders for 33 Micrascan photolithography systems, including orders for a lamp version machine capable, in certain applications, of printing
0.25 micron line widths and orders for a laser .25 micron product. In addition to the systems included in backlog, the Company received orders from five global semiconductor manufacturers for six advanced technology 193 nanometer Micrascan systems on which the Company has initiated development, but with estimated completion and shipment dates significantly outside the twelve month backlog window.

Gross margins were 42% in the third quarter of fiscal 1996, compared to 41% during both the preceding quarter and the third quarter of fiscal 1995. In each comparison, the improved gross margins were primarily the result of increased manufacturing volumes and efficiencies related to SVGL's Micrascan photolithography system.

Fiscal 1996 nine-month gross margins were 42%, up from 39% for the first nine months of fiscal 1995. The favorable change year over year was primarily the result of the improved SVGL margins discussed above, and a higher percentage of the Company's sales consisting of Track systems, which are typically the Company's highest gross margin products.

Research, development and related engineering is net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones which are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. The majority of development funding is received by SVGL from SEMATECH.

Research, development and related engineering (R&D) expense was $17,374,000 (10% of net sales) during the third quarter of fiscal 1996, $17,118,000 (10% of net sales) during the preceding quarter and $10,095,000 (8% of net sales) during the third quarter of fiscal 1995. During the third quarter of fiscal 1996, development funding was negligible. During the second quarter of fiscal 1996 and the third quarter of fiscal 1995, development funding of $1,889,000 and $3,897,000, respectively, was recognized and offset against R&D. The increase in R&D expense over the year-earlier quarter was primarily the result of new product development, costs incurred to support increased product shipments and less development funding recognized by SVGL under its agreements with SEMATECH.

Through the first nine months of fiscal year 1996, R&D expense was $49,998,000, compared to $28,189,000 for the same period of fiscal 1995. The costs are net of funding recognized under development agreements of $4,157,000 in 1996 and $8,571,000 in 1995. The year to year increase was primarily the result of new product development, particularly at SVGL, and additional costs incurred to support the increased level of shipments. SVGL's development costs increased significantly as expenditures associated with new Micrascan products increased and less outside development funding was recognized.

Marketing, general and administrative expenses (MG&A) were $30,042,000 (18% of net sales) during the third quarter of fiscal 1996, relatively level with expenditures of $29,234,000 (17% of net sales) during the preceding quarter and above third quarter fiscal 1995 MG&A of $25,813,000 (20% of net sales). The slight decrease in net sales from the preceding quarter resulted in the increase of MG&A as a percentage of sales. In comparison to the year-earlier quarter the increased MG&A expenditures were principally the result of costs related to the higher level of shipments, the Company's expanded marketing and technical customer training and support functions and the accrual of certain royalties payable by SVGL to IBM under the terms of a research and development agreement. Compared to the year-earlier quarter, MG&A decreased as a percentage of sales due to the significant growth in sales.

During the first nine months of fiscal 1996 MG&A was $86,975,000 (18% of net sales) up from $64,523,000 (20% of net sales) during same period of fiscal 1995. The year to year increase was primarily due to costs related to the higher level of shipments, the expansion of the Company's marketing and technical customer training and support functions, and administrative costs incurred in supporting the Company's operations. Compared to the year-earlier period, the decrease of MG&A as a percentage of sales was due to the significant year to year sales growth.

Operating income was $23,920,000 for the third quarter of fiscal 1996, slightly below operating income of $24,062,000 for the preceding quarter and above third quarter fiscal 1995 operating income of $16,255,000. Fiscal 1996 nine-month operating income was $70,178,000 compared to $34,184,000 for the first nine months of fiscal 1995. The increase in operating income from the year-earlier periods was the result of improved gross margins on higher sales partially offset by increased operating expenses.

Interest and other income was $3,704,000 during the third quarter of fiscal 1996 compared to $3,411,000 for the preceding quarter and $2,797,000 for the year-earlier quarter. For the first nine months of fiscal 1996, interest and other income was $10,574,000 compared to $5,141,000 for the nine months of fiscal 1995. In comparison to the year-earlier periods, the increases were due to higher cash balances available for investment as a result of an underwritten public offering of the Company's Common Stock in October 1995. See "Liquidity and Capital Resources".

Interest expense was not significant during the first nine months of fiscal 1996 or fiscal 1995.

The Company recorded a 35% provision for income taxes for the first nine months of fiscal 1996, compared to a 36% provision for all of fiscal 1995. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of its pretax income.

The minority interest represents that share of SVGL's operating results attributable to its minority shareholder. For the third and second quarters of fiscal 1996 and the third quarter of fiscal 1995, minority interest represented reductions from income of $307,000, $128,000 and $54,000, respectively. For the first nine months of fiscal 1996 and fiscal 1995, the reductions for minority interest were $542,000 and $23,000, respectively. In comparison to the earlier periods, the increased third quarter and nine-month fiscal 1996 reductions for minority interest reflect improvements in SVGL's profitability.

The Company had net income of $17,596,000 ($0.58 per share), $17,653,000 ($0.58 per share) and $12,044,000 ($0.45 per share) for the third and second quarters of fiscal 1996 and the third quarter of fiscal 1995, respectively. For the first nine months of fiscal 1996 and 1995, the Company had net income of $51,730,000 ($1.69 per share) and $24,861,000 ($1.04 per share), respectively.

FLUCTUATIONS IN QUARTERLY RESULTS AND DEPENDENCE ON THE DEVELOPMENT AND SALES OF NEW PRODUCTS

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, production or shipping delays or customer order rescheduling or cancellations can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter. Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations. The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportions of domestic and international sales, activities of competitors, acquisitions, international events, and problems obtaining materials or components on a timely basis. In light of these factors and the effect of the current uncertainty in the global semiconductor market on demand for the Company's wafer fabrication systems, the Company is likely to once again experience variability in quarterly operating results.

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently. Failure to introduce new products successfully in a timely manner could result in the loss of competitive position and reduced sales of existing products. In particular, the Company believes that advanced logic devices and DRAMs will require increasingly finer line widths. In order to remain competitive as a leading edge supplier of advanced photolithography equipment, the Company must continue to develop advanced technology equipment capable of producing line widths of .25 micron and below, including future versions with the ability to process wafers in larger diameters than the 200 millimeter wafers currently utilized by advanced manufacturers. In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed. Furthermore, the inability to produce such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that its Micrascan II is currently the most technically advanced step and scan machine shipping in multiple quantities to global semiconductor manufacturers. However, competitive equipment capable of producing .25 micron line widths using step and scan technology is currently available in limited quantities. Additionally, customers can purchase Deep UV steppers to produce product at sub-.30 micron line widths. While the recent volume of orders for Micrascan systems has been consistent and encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. The Company is relatively new to the photolithography exposure business and does not share the same level of financial resources as its competitors. As a result, major customers may be unwilling to rely on SVGL to be the primary source of this advanced technology. The Company believes that advanced semiconductor manufacturers will not require volume quantities of production equipment as advanced as the current and pending versions of Micrascan until late fiscal 1997, and that substantial sales of Micrascan systems will not begin until late calendar 1997 or 1998. Additionally, if manufacturers of traditional I-line or Deep UV steppers are able to further enhance their machines to achieve finer line widths sufficiently to erode Micrascan's competitive and technological advantages, demand may not develop as the Company expects. Although SVGL has been modestly profitable during the first nine months of fiscal 1996, the Company believes that with the costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity and the additional manpower requirements related to the expanded capacity, there can be no assurance that SVGL will be able to operate profitably in the future.

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

Presently, SVGL does not have sufficient manufacturing capacity to meet the anticipated multiple customer demand for Micrascan products. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology and is currently expanding the manufacturing capacity of SVGL to meet potential future demand for its advanced photo-lithography systems. During the first half of fiscal 1996 SVGL commenced facility and capital improvements and, on August 2, 1996, the Company purchased from The Perkin-Elmer Corporation the 248,000 square foot facility that SVGL occupies in Wilton, CT and an additional 201,000 square foot building in Ridgefield, CT. Additionally, SVGL has been increasing staffing levels and incurring the administrative costs necessary to meet expected 1997 and 1998 shipment volumes. From time to time, the Company has experienced difficulty in ramping up production or effecting transitions to new products and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations. These issues could result in product delivery delays and a subsequent loss of future sales. In particular, the Company believes that protracted delays in delivering initial quantities of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude industry acceptance of the Micrascan technology and products. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurably.

Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. To that end, the Company and SEMATECH entered into a series of agreements whereby SEMATECH agreed both to assist in funding the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. The agreements with SEMATECH included the sale of warrants to purchase the Company's Common Stock ("the Warrants") and, based upon the Company achieving certain performance milestones, provide for $22,000,000 of such funding through 1997, the majority of which the Company expects would be an offset to its research and development expenditures. In April 1996, SEMATECH exercised the warrants through a net issuance provision contained in the applicable agreement, resulting in the issuance of approximately 702,000 shares of Common Stock with no inflow of cash to the Company. From the time the Warrants were issued, earnings per share computations included the net number of common shares into which the Warrants were exercisable. As of June 30, 1996, the Company had recognized $17,119,000 of such SEMATECH funding. There are no assurances that the Company will be able to attain the remaining SEMATECH milestones or that SEMATECH will be capable of providing the agreed upon funding. In the event that the Company does not receive the contracted SEMATECH funding for any reason, it would be required to make up the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. Additionally, under the agreements with SEMATECH the Company was obligated to fund, from its own resources, 120% of amounts received from SEMATECH up to $36,000,000. By the first quarter of fiscal 1996, the Company had funded sufficient qualifying expenditures to fulfill its contractual obligation.

In February 1995, the Company entered into an agreement with Intel Corporation, Motorola Inc., and Texas Instruments Incorporated (the "Investors") related to the Company's Micrascan photolithography products under which the Investors purchased an aggregate of $30,000,000 of the Company's newly issued Series B Preferred Stock (which was subsequently converted to Common Stock) and received certain rights to purchase future generations of the Company's Micrascan products. In turn, the Company agreed to utilize the proceeds of the transaction for research and development related to its Micrascan technology and the expansion of its manufacturing capacity as well as working capital for its Micrascan products. The agreement with the Investors also obligates the Company to fund, during the five year period ending February 2000, an amount such that the total the Company funds under the agreements with both SEMATECH and the Investors is not less than $25,000,000. The Company believes that at June 30, 1996, it had fulfilled the entire funding obligation under its agreement with the Investors.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company sold 4,025,000 shares of its Common Stock through an underwritten public offering. The net proceeds of the offering were approximately $126,200,000.

At June 30, 1996 cash and cash equivalents and temporary investments totaled $297,874,000 compared to the September 30, 1995 total of $180,523,000, an increase of $117,351,000. The proceeds of the Common Stock offering and significant cash inflows resulting from customer deposits on advanced photolithography systems were offset in part by cash used to finance the growth of accounts receivable resulting from the Company's increased shipments, higher inventory levels required to satisfy the current backlog of customer orders, and purchases of property and equipment.

During the first nine months of fiscal 1996 the Company provided SVGL, its 94%-owned subsidiary, with approximately $15,700,000 in funding, all of which was recorded as intercompany loans. The Company believes that for the foreseeable future it will have to continue providing SVGL with a significant amount of funding. In connection with its acquisition of SVGL in 1990, the Company committed to purchase under certain circumstances, additional SVGL securities ("the SVGL Calls") in an amount up to $23,200,000 at any time through May 1997. To the extent the SVGL Calls are not exercised, the Company has the option to purchase up to $15,000,000 of SVGL Common Stock under similar terms. The Company may choose to continue funding SVGL through intercompany loans or it may choose to make an additional equity investment in SVGL.

In December 1995, the Company replaced its existing bank credit facility with a $75,000,000 unsecured revolving bank credit agreement which expires in December 1998. Under the new facility, advances will bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At August 12, 1996, there were no borrowings outstanding under the agreement.

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


                                        SILICON VALLEY GROUP, INC.
                                        ..........................
                                               (Registrant)




Date:  August 12, 1996                  By:/s/  Papken S. Der Torossian
                                                ----------------------------
                                                Papken S. Der Torossian
                                                Chief Executive Officer and
                                                Chairman of the Board



Date:  August 12, 1996                  By:/s/  Russell G. Weinstock
                                                ----------------------------
                                                Russell G. Weinstock
                                                Vice President Finance and
                                                Chief Financial Officer

                             EXHIBIT INDEX

27   Financial Data Schedule