Form 10-K405
period 1996-09-30
SILICON VALLEY GROUP INC
filed 1996-12-26
CIK 712752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.*

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM                TO                .

                           COMMISSION FILE NUMBER: 0-11348

                             SILICON VALLEY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2264681
        (STATE OR OTHER JURISDICTION                        OF (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
    101 METRO DRIVE, SUITE 400, SAN JOSE,                          95110
                  CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 441-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 29, 1996, was approximately $636,778,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of November 29, 1996 was 30,177,634.

* See Part II, Item 8 of this report for information regarding Registrant's fiscal year.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this Form 10-K indicated:

        Proxy Statement for Annual Meeting of Stockholders to be held
          on February 20, 1997........................................        Part III
        Annual Report to Stockholders for fiscal year ended September
          30, 1996....................................................   Parts II & IV

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     The information in this report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below and set out in the Annual Report incorporated by reference herein, that could cause actual results to differ materially from those described herein. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Forward looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Silicon Valley Group, Inc. (the "Company" or "SVG") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The fabrication of integrated circuits involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. The Company has three principal product groups which focus primarily on photolithography, photoresist processing, and deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company's products incorporate proprietary technologies and unique processes, and focus on providing process and product technologies and productivity enhancements to its customers. The Company supports its products through a network of worldwide service and technical support organizations. The Company works closely with its existing and potential customers. As evidence of the Company's commitment to its customers, in February 1995 the Company entered into a business relationship with Intel, Motorola and Texas Instruments (the "Investors") pursuant to which such companies made an equity investment in the Company.

     The Company manufactures and markets its photolithography exposure products through its majority owned subsidiary, SVG Lithography Systems, Inc. ("SVGL"), its photoresist processing products through its Track Systems Division ("Track") and its oxidation/diffusion and LPCVD products through its Thermco Systems Division ("Thermco").

INDUSTRY BACKGROUND

     Continuous improvements in semiconductor process and design technologies have led to the production of smaller, more complex and more reliable devices at a lower cost per function. As performance has increased and size and cost have decreased, the demand for semiconductors has expanded beyond the primary market in computer systems to include applications in telecommunications systems, automotive products, consumer goods and industrial automation and control systems. Semiconductor content as a percentage of system cost has also increased. In addition, the demand for electronic systems has expanded geographically, particularly in the Pacific Rim. The Company believes that these longterm trends will continue and will be accompanied by a growing demand for semiconductor production equipment that can produce advanced integrated circuits in high volumes with a low cost of ownership.*

     The rapid development of advanced semiconductor applications requires semiconductor manufacturers to continually improve their core technology and manufacturing capabilities to remain competitive within the industry. As a consequence, semiconductor manufacturers demand increasingly sophisticated, cost effective processing equipment from semiconductor equipment suppliers. The increasing diversity and complexity of semiconductor products, the demands of technological change and the costs associated with keeping pace with industry developments have contributed to the emergence of cooperative development and manufacturing alliances both between semiconductor manufacturers and between semiconductor manufacturers and semiconductor equipment suppliers. The Company believes it is essential to have customer alliances to provide access to valuable product and process technologies. These factors result in customers concentrating their business with a small number of key suppliers.

STRATEGY

     The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier that offers a broad line of technologically advanced products. The Company's strategy incorporates the following key elements:

     - Technological Innovation. The Company is committed to developing new products, improving processes and enhancing existing products through substantial investment in research and development. SVG designs and manufactures sophisticated semiconductor manufacturing systems for advanced fabrication facilities. Its products incorporate proprietary technologies in photolithography, control software, optics and particulate control and unique processes focusing on providing process and product technologies and productivity enhancements to customers. Additionally, the Company works with universities and laboratories to leverage new concepts for its advanced projects.

     - Customer Collaboration. The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier by offering a broad line of technologically advanced products. SVG works closely with its existing and potential customers, industry consortia and research institutions to improve current products and processes and to define new product development opportunities. These efforts enable the Company to participate in the development of new technologies, to influence the design of new fabrication processes and to position itself as a principal supplier for volume equipment orders. The Company believes that cooperative working relationships with leading semiconductor manufacturers are critical to ensuring that its products are designed in conjunction with the development of the semiconductor manufacturers' advanced process requirements.

     - Continuous Improvement. The industry requires that equipment suppliers provide cost effective products that are based on extendable technology. Cost of ownership and the ability to satisfy customer delivery requirements are critical ingredients in the selection process for advanced equipment. SVG is responding by expanding its facilities and deploying capital for manufacturing and test equipment to respond to the requirements of the semiconductor industry. Additionally, the Company is implementing programs to increase the effectiveness of its material procurement, reduce manufacturing cycle times and improve production methods and processes to gain additional efficiencies.

     - Expanding Worldwide Customer Service and Support. The Company's customers are concentrating their business with a smaller number of key suppliers and demanding higher levels of support and service from these suppliers as the semiconductor fabrication process becomes increasingly complex. The Company has responded to this trend by making substantial investments in its global service and support capabilities.

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

     SVGL designs, manufactures, markets and services advanced photolithography exposure systems. Photolithography is one of the most critical and expensive steps in integrated circuit fabrication, representing approximately one-third of the fabrication cost. Consequently, integrated circuit manufacturers focus on obtaining advanced photolithography equipment to help them produce critical layers for increasingly complex devices reliably, efficiently and cost-effectively.

     In the photolithography step of the fabrication process, the integrated circuit patterns are projected through masks, or reticles, onto the silicon wafers. As semiconductors have become more complex, the patterns have become finer, with line widths as narrow as 0.25 micron (approximately 10 millionths of an inch) in many of today's more advanced integrated circuits. As the patterns become finer, photolithography exposure systems must be capable of projecting the patterns through the masks with ever finer resolution. The resolution capability of a photolithography exposure system is a function of its depth of focus, numerical aperture (a measure of its light gathering characteristics) and the wavelength of the light used in pattern projections. With the advancement of photolithography technology has come a trend toward the reduction in wavelength from G-line (436 nanometer) to I-line (365 nanometer) to Deep UV (248-193 nanometer) and the increase in numerical aperture from 0.2 to 0.6.

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

     Micrascan. The Company believes that its Micrascan photolithography exposure system provides the greater resolution required for current advanced logic and memory devices and for succeeding generations of complex, fine geometry integrated circuits through its use of Deep UV lamp and laser light sources and overcomes the throughput, yield and line-width limitations of steppers by combining the elements of both steppers and scanners into the Micrascan's "step and scan" technology.*

     The Micrascan combines advantages of scanning projection aligners and steppers by scanning a portion of the wafer, then "stepping" to another portion of the wafer and repeating the process as necessary. Each scan has the capability to expose a large segment of the wafer. The large exposure field enables Micrascan to fabricate larger devices in a single scan than steppers, thus avoiding the necessity of "stitching" a circuit together through two different exposures. In addition, Micrascan continuously modifies the position of the wafer surface during the scan to keep the wafer in the optimal focal plane, thereby providing Micrascan a larger usable depth of focus field than steppers. The larger the usable depth of focus field is, the more tolerant of variations in the wafer surface the equipment will be. The Company believes Micrascan's greater tolerance of wafer surface variations can reduce the number of defective devices on a wafer, thereby contributing to higher yields.* It further believes that scanning across the field instead of exposing the entire field at one time also enables Micrascan to achieve greater uniformity of resolution across the entire exposure field and contributes to higher yields.*

     The Company believes that SVGL has substantial technological expertise and process knowledge in developing Deep UV step and scan photolithography systems. SVGL has developed internal capability to design and fabricate optical lenses, mirrors and coatings. This includes a combination of purchased and proprietary optical metrology using phase measuring interferometry to precisely measure and test the optical elements it produces. Micrascan incorporates both mirrors and lenses in its optical system, which the Company believes allows for a higher power optical projection system, is less sensitive to environmental variants and accommodates the use of light sources with broader spectral bandwidth (than refractive optics), with the additional benefits of reduced running cost and increased reliability.*

     In addition to the optical system technology described above, SVGL has developed certain proprietary mechanical systems incorporated in the Micrascan to control the alignment of the wafer and the reticules prior to and during the wafer exposure step. These alignment systems contribute to the Micrascan's ability to scan the exposure field at speeds of 50mm per second or greater with no significant loss of resolution, thereby increasing the throughput capability of the machine.

     The Company believes that many of the more complex semiconductor devices currently under development, such as the most advanced microprocessors and DRAMs, will benefit from the larger exposure field scanned by the Micrascan.* In addition, these more complex devices feature increasingly narrow line widths, which require greater resolution in exposing the photoresist. The Company believes that as these larger and more complex logic and memory devices move from development and pre-production to production, the technical advantages of Deep UV step and scan systems over existing I-Line and Deep UV steppers will provide a greater incentive to semiconductor manufacturers to purchase step and scan systems rather than steppers in order to achieve more precise line-width control, higher yields and faster throughput. Although certain companies are currently using the Micrascan II in production, the Company believes that manufacturers will not begin volume production of advanced devices which will benefit most from the utilization of Deep UV step and scan technology until late 1997 or 1998. The Company believes the SVGL Micrascan II series of photolithography systems, capable of printing .30 micron line widths, are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* However, competitive equipment capable of producing .25 micron line widths using step-and-scan technology is currently available in limited quantities. The Micrascan II systems which the Company is now shipping in volume sell for up to approximately $5,300,000, depending upon configuration. The Micrascan systems capable of printing .25 micron line widths which the Company expects to begin shipping in the first half of fiscal 1997 sell for up to approximately $7,200,000, depending upon configuration.

     Uncertain Development of Market for Micrascan Products. The development of a market for the Company's Micrascan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes. The market for the Company's Micrascan photolithography products has developed more slowly than the Company anticipated at the time the Company acquired SVGL in May 1990. From its inception in fiscal 1990, through the end of fiscal 1996, SVGL sold an aggregate of 83 Micrascan systems, of which 38 were shipped in fiscal 1996. At September 30, 1996, SVGL had a sales order backlog of 38 Micrascan units for shipment. In addition to the systems included in backlog, SVGL had orders for 18 systems which had scheduled delivery dates outside the twelve month backlog window, including orders for seven advanced technology 193 nanometer Micrascan systems currently under development. While such orders are encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. The Company and many industry observers initially believed that I-Line steppers, the most advanced photolithography exposure equipment in widespread production use at the time the Company acquired SVGL, could not be modified to be capable of fabricating complex semiconductor devices with line widths of less than 0.5 micron, such as 64 and 256 megabit dynamic random access memories ("DRAMs"). Since 1990, however, stepper manufacturers have extended the capability of their I-Line steppers to 0.5 micron or finer line widths and customers can purchase Deep UV steppers to produce product at .25 micron line widths. The Company believes that as a result of such enhancements, manufacturers of complex devices continued to use steppers for fabricating such devices. The Company believes that as devices increase in size and complexity and require finer line widths, the technical advantages of Micrascan systems as compared to steppers will enable semiconductor manufacturers to achieve finer line widths, higher yields and increased throughput.* The Company believes that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascans; however, it does not believe that substantial sales of such systems will begin until late calendar 1997 or 1998.* If manufacturers of traditional I-line or Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode Micrascan's competitive and technological advantages, demand for the Micrascan technology may not develop as the Company expects.* While the recent volume of orders for Micrascan systems has been consistent and encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. Although SVGL has been profitable during fiscal 1996, the Company believes that with the costs associated with the continued development of multiple generations of Micrascan technology, the expansion of SVGL's manufacturing capacity, the additional manpower requirements related to the expanded capacity and customer support and the potential difficulties inherent in manufacturing initial quantities of the
 .25 micron Micrascan systems, there can be no assurance that SVGL will be able to operate profitably in the future.* Failure of SVGL to develop adequate production capability to supply a substantial number of systems in response to customer demand, or a delay in supplying such systems, could have a material adverse effect on the Company's ability to continue to operate profitably.*

     The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers) and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. In April 1993, the Company entered into a letter of intent with Canon, Inc. ("Canon"), a major Japanese company, for the purpose of establishing a worldwide strategic alliance based on SVGL's Micrascan technology. The Company and Canon were unable to reach agreement and the letter of intent expired on November 30, 1994. Although Canon is contractually prohibited until April 2003 from manufacturing a specifically defined step and scan photolithography machine or disclosing related information, Canon could introduce a product that includes certain step and scan technology without violating this prohibition. As a result of the expiration of the letter of intent, the Company believes that Canon has accelerated its previously suspended development of a step and scan photolithography product which will compete with Micrascan.

     The Company believes that its current customer base of semiconductor manufacturers in the U.S. and Europe, and the Korean companies that have purchased initial quantities of the product will order a sufficient number of units to establish the Micrascan as a competitive technology.* It is also possible that Japanese manufacturers may follow. In order for SVGL to become a viable competitor in the Lithography business, it must be able to continue the timely development, introduction and shipment of new technology systems into the marketplace. To accomplish this, it must not only maintain its product development effort, but it must also build an efficient manufacturing operation, capable of supplying systems in quantities sufficient to meet the requirements of multiple global customers. Additionally, it must develop a supplier infrastructure capable of providing timely, cost effective and quality components. In addition to the development and manufacturing of systems capable of meeting customer requirements, the Company must have a qualified global support and parts distribution function capable of servicing customers worldwide. There can be no assurance that SVGL will be successful in these endeavors.

     Micralign. SVGL also sells a family of scanning projection aligners known as "Micralign." The most advanced product in this family, the Micralign 700, is used primarily in the production of semiconductor devices with minimum feature sizes above 1.25 microns, or in the fabrication of less critical layers within more sophisticated semiconductor devices. Micralign products are a mature product family and sales of Micralign products have declined in recent years as steppers have supplanted projection. The Company anticipates that such sales will continue to decline.* A large installed base of Micralign systems exists throughout the world and a majority of SVGL's Micralign related revenues is derived from servicing that installed base and the sales of spare parts. The list price of the Micralign 700 is approximately $1,250,000.

TRACK SYSTEMS DIVISION (TRACK)

     Track designs, manufactures, markets and services photoresist processing equipment which performs all the steps necessary to process semiconductor wafers prior to photolithography exposure, including cleaning, adhesion promotion and photoresist coating, and which performs all the steps required to treat wafers after photolithography exposure prior to etching, including developing and baking. As photoresist processing technology has evolved, SVG has developed increasingly advanced product lines for this market, which are capable of handling integrated circuits with line widths as narrow as 0.25 micron. Each product line includes the principal processing capabilities described above and is generally sold in customer-specified configurations that can include specially engineered features and capabilities. All of the Track products are available in fully automated cassette-to-cassette configurations either as stand-alone processing stations or as in-line integrated manufacturing systems. The equipment is modular in design to allow configuration to customer requirements. Each semiconductor manufacturer may require certain of the processing stations to effect its proprietary or specialized processes. SVG believes it is the only manufacturer to offer a cluster which integrates its photolithography and photoresist products. In addition, the Track 90-S product is designed to interface with all stepper products in the industry.

     Track offers four product lines, each corresponding to the development of successive generations of wafer processing technologies. In general, it has been the Company's experience that introduction of new Track products has been followed by lower order levels for older products.

     200-APS. Introduced in July 1996, the 200-APS is designed for eight inch advanced fabrication processes for integrated circuits with line widths down to
 .18 micron, such as 256 megabit DRAMs. The system is smaller than the Company's 90-SE and potentially offers customers a lower cost-of-ownership through improvements in productivity such as a lower floorspace requirement, direct module-to-module robotic wafer-transfer, and reduced photoresist consumption. The 200-APS has improved process capabilities including improved wafer coating uniformities, highly precise wafer transport timing controls and proprietary photoresist dispense technologies. The Company expects to ship production units of the 200-APS during the second quarter of fiscal 1997.* Prices of the 200-APS will range from approximately $1,000,000 to $2,100,000.

     90 Series. The 90 Series, the 90-S and the 90-SE photoresist processing systems are designed for use in fabrication processes for integrated circuits with line widths as narrow as 0.25 micron, such as is required for 64 megabit DRAMs. The 90 Series incorporates a proprietary wafer transfer system to increase throughput, features substantially improved contamination control specifications as compared to the Company's earlier products and provides features allowing it to interface with factory automation systems, such as those using automated guided vehicles. The 90 Series can process wafers up to eight inches in diameter. The 90-S and the more recent 90-SE offer improved cost of ownership through increased productivity and a smaller floor space requirement. Prices of the 90 Series range from approximately $650,000 to $1,500,000.

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

THERMCO SYSTEMS DIVISION (THERMCO)

     Thermco designs, manufactures, markets and services large batch thermal products which address the oxidation/diffusion and LPCVD steps of the semiconductor fabrication process. Thermco products are used for a broad range of processing applications required in the fabrication of most semiconductor devices, including growing insulating layers on the wafers, diffusing dopants into the silicon structure and depositing insulating or conducting films on the wafer surface. Thermco's products incorporate proprietary technology the Company has developed in the areas of thermal control, gas handling, particle control and automated wafer handling.

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

     Series 9000 Rapid Vertical Processor ("RVP"). Thermco's most recent vertical furnace, the RVP was introduced in 1996. It is based on the AVP platform, processes both eight inch and six inch wafers and meets sub-.50 micron technology requirements. The RVP features a proprietary and patented design that enables it to ramp up and ramp down temperatures anywhere between twice and ten times as fast as the AVP and offers faster throughput and tighter junction depth control for critical anneals. By utilizing the AVP platform, the Company believes that the RVP, which incorporates key features of the AVP, such as 16-cassette wafer handling and model based temperature control (MBTC), offers the high reliability of the established AVP product line. The typical price range of an RVP system is $1,100,000 to $1,500,000, depending on process configuration.

     Series 8000 Advanced Vertical Processor ("AVP"). Initially shipped in September 1992, the AVP is a vertical furnace designed to meet the eight and six inch wafer requirements of sub-.50 micron processing. The Series 8000 single tube systems include advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes (400 wafers), and model based temperature control
(MBTC) for accurate wafer temperature regulation. The AVP system is designed to offer customers a low cost of ownership, through high productivity and a low square footage requirement. The typical price range of an AVP system is $700,000 to $1,000,000, depending on process configuration.

     Vertical Thermal Reactor ("VTR"). Thermco's VTR processes wafers from 100mm to 200mm in diameter. It operates under computer control, providing specialized process recipe introduction, cassette-to-cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. In general, the VTR offers comparable reliability, lower contamination and better process uniformity than horizontal reactors. The VTR can be installed through-the-wall in a customer's clean room facility and is compatible with industry standard software interfaces. The VTR 7000PLUS offers improved process control, uniformity, reduced particle levels, higher throughput, internal storage capabilities and the industry's standard mechanical interface (SMIF). Typical prices for the Company's VTR products range from approximately $500,000 to $900,000.

     Horizontal Processing Systems. The typical horizontal system consists of four separately controlled cylindrical reaction chambers which are mounted horizontally, one directly above the other. Horizontal systems are a mature product family. Sales of these systems have been declining in recent years, as semiconductor manufacturers have increasingly installed vertical reactors in their newer fabrication facilities and the Company expects this trend to continue. However, the Company believes that manufacturers of less complex devices will continue to have some need for horizontal processing systems for the foreseeable future.* In addition, the existing installed base of horizontal processing systems enables the Company to generate revenues through the sale of spare parts and upgrades. Prices for horizontal systems range from approximately $400,000 to $900,000.

CUSTOMERS

     The Company's customer base includes companies that manufacture semiconductor devices primarily for sale to others and companies that manufacture semiconductor devices primarily for internal use. Repeat sales to existing customers represent a significant portion of the Company's processing equipment sales. The Company believes that its installed customer base represents a significant competitive advantage.* By working closely with its established customer base, SVG is able to identify new product development opportunities. The Company's major customers during fiscal 1996 included the following:

      Advanced Micro Devices     IBM                   Phillips Semiconductor
      Atmel                      Intel                 SGS-Thomson
      Cirrus Logic               LSI Logic             Samsung
      Hewlett-Packard            Motorola              Siemens
      Hyundai                    Newport Wafer Fab     Submicron Technology

     The Company relies on a limited number of customers for a substantial percentage of its sales. For fiscal 1995 Motorola, Intel, and SGS-Thomson represented 18%, 17% and 12%, respectively, of sales and the Company's largest five customers represented 60% of sales. In fiscal 1996, Intel, Motorola and IBM represented 31%, 10% and 7%, respectively, of sales and the Company's largest five customers represented 60% of sales. In fiscal 1995 and 1996, Intel represented 36% and 47%, respectively, of Track sales. Track operations were responsible for a substantial portion of the Company's profits in both periods. Further, in both fiscal 1995 and 1996, Intel was the largest customer for SVGL's Micrascan photolithography systems and represented 21% and 46%, respectively, of SVGL sales. The loss of a significant customer (and in particular the loss of Intel as a Track or SVGL customer), a delay in shipment due to customer rescheduling or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's business and results of operations.

MARKETING, SALES AND SERVICE

     The Company markets and sells its products primarily to independent manufacturers of semiconductor devices and computer, telecommunications and other companies that manufacture semiconductor devices for their own use. The market for the Company's products is worldwide. The Company sells its products in the United States principally through its direct sales organization. The Company sells its products overseas through a direct sales staff, independent distributors and independent representatives in Europe, Israel and the Far East. The following table sets forth the Company's revenues by geographic area as a percentage of net sales for the last three fiscal years ended September 1996:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                                  ----------------------
                                                                  1994     1995     1996
                                                                  ----     ----     ----
        United States...........................................   58%      68%      65%
        Western Europe..........................................   32       24       25
        Far East................................................    8        8       10
        Other...................................................    2       --       --

     Reliability, which is commonly measured in up-time and mean time between failure, and performance are increasingly important factors by which customers evaluate the potential suppliers of sophisticated processing systems. The Company believes that its field service and process support capabilities are major factor in its selection as an equipment supplier. Increasingly, semiconductor manufacturers are requiring seven-day, around the clock, on site or on call support. To meet this need, SVG continues to expand its field service organization, increase its technical and process support personnel, enhance its training programs and increase spare part inventories deployed at both customer sites and regional field depots. Service personnel are based in field offices throughout the United States, Western Europe, Japan and the Pacific Rim and increasingly on site at particularly large customer locations.

     The Company warrants its products against defects in design, materials and workmanship, generally for periods ranging from one to two years.

BACKLOG

     At September 30, 1996 and 1995, the Company had backlog of approximately $395,000,000 and $391,000,000, respectively. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Such orders are subject to cancellation by the customer with limited charges. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. During fiscal 1996, the Company experienced both customer initiated equipment delivery date delays and, to a lesser degree, customer purchase order cancellations, both of which had an adverse effect on operating results during the second half of the fiscal year and potentially may adversely effect operating results during the first half of fiscal 1997.*

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING

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

     The Company believes that in selecting a photolithography equipment manufacturer, customers look for a supplier with a long term product development strategy and the ability to fund that development since photolithography exposure equipment can represent a substantial portion of the equipment cost of a fabrication facility. Semiconductor manufacturers may be unwilling to rely on a relatively small supplier such as the Company for a critical element of the fabrication process if they believe that the Company does not have sufficient capital to implement its product development strategy. The Company depends in part on external sources to fund its photolithography development efforts. The agreements which are currently in effect are discussed in detail below.

     In September 1994, the Company and SEMATECH entered into a series of agreements whereby the Company sold SEMATECH warrants to purchase the Company's Common Stock and SEMATECH agreed, based upon the Company achieving certain performance milestones, to provide, through 1997, $22,000,000 of funding for the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. As of September 30, 1996, the Company had recognized $17,250,000 of such SEMATECH funding. Additionally, under the agreements with SEMATECH, the Company was obligated to provide certain funds from its own resources. The Company has funded sufficient qualifying expenditures to fulfill its contractual obligations under its agreement with SEMATECH.

     In February 1995, the Company entered into an agreement with Intel Corporation, Motorola Inc., and Texas Instruments Incorporated (the "Investors"), under which the Investors made a $30,000,000 equity investment in the Company and received certain rights to purchase future generations of the Company's Micrascan products. The Company agreed to utilize the proceeds of the transaction for research and development related to its Micrascan technology and the expansion of its manufacturing capacity as well as working capital for its Micrascan products. The agreement with the Investors also obligated the Company to fund from its own resources not less than $25,000,000, including amounts it funded under the agreement with SEMATECH. The Company has fulfilled its funding obligation under the agreement with the Investors.

     During fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each Participant agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At September 30, 1996, the Company had received $5,000,000 in initial funding from four Participants and had received single unit orders for systems from two other customers. There can be no assurances that the Participants will remain in the program.* In the event that the Company did not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant.

     The Company anticipates that it will need to continue to make substantial research and development expenditures, particularly in its photolithography products, in order to remain competitive in the semiconductor equipment industry. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving. If the Company were not able to secure additional external funding, its new product development and product enhancement efforts would either be impaired or would have an adverse effect on the Company's results of operations.

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

     The Company has historically devoted a significant portion of its personnel and financial resources to research and development programs. For fiscal years 1996, 1995, and 1994, total research and development expenditures were approximately $72,000,000, $53,000,000, and $32,000,000, respectively, of which approximately $5,000,000, $12,750,000, and $1,500,000, respectively, was funded by outside parties, primarily SEMATECH, and offset against research and development expenses.

COMPETITION

     The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include product performance, price and reliability, familiarity with particular manufacturers' products, established relationships between suppliers and customers, particulate contamination control and product availability. While the Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors,* it has occasionally been subject to intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers.

     Certain of the Company's existing and potential competitors have substantially greater name recognition, financial, engineering, manufacturing and marketing resources and customer service and support capabilities than the Company. In addition, Nikon, and to a lesser extent Canon, have long established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. Although the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them. Accordingly, the recent shipment by Nikon of initial quantities of its .25 micron step and scan system or announced competitive product introductions by either ASM Lithography, Canon or some other supplier, may cause customers to delay purchases from the Company until such new products have been evaluated.

     The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price/performance characteristics. There can be no assurance that the Company will be able to compete effectively in the future. The Company faces substantial foreign and domestic competition, including that from Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment and TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion and LPCVD equipment. SVGL competes with other suppliers of photolithography exposure equipment, including manufacturers of steppers and projection aligners. SVGL's Micralign products are generally not competitive with steppers for fabrication of semiconductor devices with line widths smaller than 1.25 micron. In marketing Micrascan systems, SVGL faces competition from suppliers employing other technologies, principally I-Line and Deep UV steppers, including Nikon Corp., Canon and ASM Lithography. Certain stepper manufacturers have utilized techniques, such as the use of off-axis illumination and phase shift mask technology, to extend the capabilities of steppers beyond their previously estimated limits. Although the Company believes that its step and scan system will compete favorably with steppers employing these techniques,* the status of the development of such techniques is uncertain and the Company has experienced intense competition from such stepper manufacturers. The Company also anticipates the introduction of competing photolithography systems which utilize step and scan technology. Nikon has shipped initial quantities of a .25 micron step and scan photolithography system which utilizes a Deep UV light source, and ASM Lithography and Canon have announced similar products. Nikon, and to a lesser extent Canon, have long-established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. While the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them.

     The Japanese and Pacific Rim markets (including fabrication facilities operated outside these areas by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor equipment. To date, the Company has not been successful in securing a significant share of these markets. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. In order to expand its market share in the Pacific Rim, the Company has begun investing in the staffing and facilities necessary to sell, service and support customers in the area through entities in Korea, Singapore and Thailand. There can be no assurance that the Company will be able to compete successfully in the future in Japan, the Pacific Rim or elsewhere in the world or that competitive pressures will not adversely affect the Company's results of operations.

     Further, certain of the Company's major customers are involved in joint ventures and alliances with companies from Japan and Europe. In some cases the non-U. S. portion of the collaboration is the deciding factor in the selection of equipment for the joint ventures. In those situations the Company may be at a competitive disadvantage, which could lead to a loss of market share in those geographic areas. A decision by any such major customers not to utilize the Micrascan would have an adverse effect on the Company.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures its products from standard components and from components manufactured by others according to the Company's design specifications. Track products are manufactured in San Jose, California. Thermco manufactures most of its products in Orange, California and has a limited manufacturing facility in Billingshurst, West Sussex, England. SVGL photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut.

     During fiscal 1996, the Company introduced new products in all three of its product groups for shipment in fiscal 1997. From time-to-time, the Company has experienced difficulty in ramping up production or effecting transitions to new products. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or as a result of upgrading or expanding existing operations in an effort to increase production capacity. These issues could result in product delivery delays and a subsequent loss of future sales. The Company believes that protracted delays in delivering initial quantities of newly developed products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities. The inability to produce such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.

     The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to SVGL'S Micrascan technology.* Based upon its forecast of continued high growth for photolithography equipment and potential future demand for advanced lithography products, the Company has implemented plans to increase SVGL'S production capacity under an extremely aggressive expansion schedule. During the first half of fiscal 1996, SVGL commenced certain facility and capital improvements and, on August 2, 1996, the Company, for approximately $21,200,000, purchased from The Perkin-Elmer Corporation a 248,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL will also occupy, in Ridgefield, Connecticut. During fiscal 1997, it is the Company's intent to invest in significant further capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL.* Successful execution of this expansion will require the timely construction and equipping of facilities, the recruitment, training and retention of a high quality workforce, and the achievement of satisfactory manufacturing results on a scale greater than it has attempted in the past. There can be no assurance the Company can manage these efforts successfully, which could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering initial quantities of Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

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

     The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier and SVGL's projected demand will require that supplier to expand its capacity. In exchange for investing the resources to expand its capacity, the supplier may first require the Company to enter into a long-term, non-cancelable purchase commitment. Additionally, the Company's Micrascan III photolithography system utilizes a laser manufactured by Cymer Laser and not currently available from alternative sources. While the Company does not currently foresee supply difficulties, Cymer is also supplying laser light sources for competitors who have introduced or are developing step and scan deep UV photolithography systems.

PATENTS AND LICENSES

     The Company owns several domestic and foreign patents relating to the businesses of Track, Thermco and SVGL. Although the Company has historically relied and continues to rely on the technical and marketing competence and creative ability of its personnel, rather than patents, to maintain its competitive position, it has begun to pursue both domestic and foreign patent protection more aggressively.

     As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's products and technologies. At least one of the Company's customers has put the Company on notice that it has received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. The customer has put the Company on notice it intends to seek indemnification from the Company for any damages and expenses resulting from this matter if found liable or if the customer settles the claim. Although the Company has not received any recent communications on this subject, it cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

ENVIRONMENTAL REGULATION

     To date, the Company has not encountered significant issues regarding the discharge of material into the environment or otherwise relating to the protection of the environment and therefore has not been required to spend significant amounts for capital or non-capital expenditures in order to comply with laws and regulations pertaining thereto.

     In August 1996, the Company purchased from The Perkin-Elmer Corporation ("Perkin-Elmer"), approximately 50 acres of land and a 201,000 square foot building thereon (the "Property"). At the time the Company purchased the Property, it was aware that certain groundwater and soil contamination was present and that the Property was subject to a clean-up order being performed by Perkin-Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements between the Company and Perkin-Elmer provide that Perkin-Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. While the Company believes that it has been adequately indemnified, if for some reason Perkin-Elmer was unable to comply or did not comply with the clean-up order, the Company could be required to do so.

     The Company does not anticipate any material capital expenditures for environmental control facilities in 1997.*

EMPLOYEES

     At September 30, 1996, the Company had 2,875 full-time employees and 197 part-time employees and contract personnel, including 587 in research and development, 1,357 in manufacturing, 974 in marketing, sales and customer service and support and 154 in administration. None of the Company's employees are represented by a union. Management considers its relations with its employees to be good.

     The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel for its operations. In particular, SVGL's growth is very dependent on the Company's ability to attract and retain key skilled employees, particularly those related to the optical segment of its business. The competition for such personnel is intense. Some key positions in the Company are held by persons who have only recently been appointed to such positions. The Company's growth has increased its dependence on key management personnel. The loss of certain key people, the failure of key persons to perform in their current positions or the Company's inability to attract and retain new key employees could materially adversely affect the Company's performance.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                     NAME                    AGE
    ---------------------------------------  ---
    Papken S. Der Torossian................   57   Chairman of the Board and Chief
                                                   Executive Officer
    Russell G. Weinstock...................   53   Vice President, Finance and Chief
                                                   Financial Officer
    Edward A. Dohring......................   63   Vice President, President, SVG
                                                   Lithography Systems, Inc.
    Steven L. Jensen.......................   47   Vice President, Worldwide Sales and
                                                   Service
    Jeffrey M. Kowalski....................   43   Vice President, President, Thermco
                                                   Systems Division
    Boris Lipkin...........................   49   Vice President, Corporate
    John W. Mathews........................   48   Vice President, Worldwide Service
    Robert J. Richardson...................   50   Vice President, New Business
                                                   Development and Corporate Marketing
    Edmond R. Ward.........................   56   Vice President, Corporate Technology
    Larry W. Sonsini.......................   55   Secretary

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

     Mr. Richardson became a Vice President of the Company in July 1992. He became Vice President, New Business Development and Corporate Marketing in March 1996. From October 1994 to March 1996 Mr. Richardson was Vice President, Corporate Marketing and President of Track. From June 1992 to October 1994 he was President of SVG Lithography Systems, Inc. From October 1988 to June 1992, he was President and General Manager of the Santa Cruz Division of Plantronics, Inc.

     Mr. Ward became a Vice President of the Company in July 1992, President of Thermco in April 1992 and Vice President, Corporate Technology in October 1993. From June 1990 to April 1992, he was Director of Thin Film Manufacturing for Alcoa Electronics Packaging, a division of Alcoa Corporation.

     Mr. Sonsini has been Secretary since November 1988. He has been a member of the Board of Directors of the Company since 1991. Mr. Sonsini is a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., counsel to the Company, and is the Chairman of the firm's Executive Committee. Mr. Sonsini serves on the boards of directors of Lattice Semiconductor Corporation, Novell, Inc., PIXAR, and Pure Atria Corporation.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters are located in San Jose, California in 36,000 square feet of office space. This space is under a lease that expires in 2006 and has a current base rental of approximately $60,000 per month.

     The Company's Track Systems Division has two leased facilities in San Jose, California. The first is a 90,000 square foot, two-story building with a current monthly base rental of approximately $90,000 and a lease expiration of 2004. The second is also a two-story building consisting of approximately 83,000 square feet. The monthly base rental for this facility is approximately $79,000 under a lease expiring in 1998.

     In March 1996, the Company purchased approximately nine acres of land adjacent to one of the Track facilities in San Jose, California. Although the Company currently has no plans to develop the parcel, it provides the flexibility for future expansion of the Company's Track operations and its thermal processing lab.

     The Thermco Systems Division has two facilities in Orange, California. The first facility consists of approximately 92,000 square feet with a base monthly rent expense of approximately $49,000 under a lease expiring in 1999. The second facility consists of approximately 77,000 square feet with a base monthly rental expense of approximately $43,500 under a lease expiring in 1999.

     SVGL owns two facilities in Fairfield County, Connecticut. The first consists of approximately 29 acres of land and buildings totaling approximately 248,000 square feet, located in Wilton, Connecticut. The second consists of approximately 50 acres of land and a 201,000 square foot building located in Ridgefield, Connecticut.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, at page 28 under the caption "Common Stock Prices", which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, at page 28 under the caption "Five-Year Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, at pages 29 to 36 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, at pages 12 to 27, which information is incorporated herein by reference.

     The Company observes a 52-53 week fiscal year ending on the Friday closest to September 30. Under this practice, the Company's last three fiscal years ended September 30, 1994, September 29, 1995, and September 27, 1996. For convenience, this Report and the Company's Consolidated Financial Statements refer to all such fiscal years as ending at September 30. Fiscal 1994, 1995, and 1996 each included 52 weeks.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

---------------
     With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996, are incorporated by reference:

        Independent Auditors' Report.

        Consolidated Balance Sheets at September 30, 1996 and 1995.

        Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994.

        Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

        Notes to Consolidated Financial Statements.

     2. SUPPLEMENTAL SCHEDULE.

        Independent Auditors' Report.

        Schedule II -- Valuation and Qualifying Accounts.

     Financial Statement Schedules, other than the schedule listed above, have been omitted because the required information is contained in the Consolidated Financial Statements and the Notes thereto, or because such schedules are not required or applicable.

     3. EXHIBITS.

   EXHIBIT
   NUMBER
-------------
  3.1(1)        Certificate of Incorporation, as amended to date.
  3.2(11)       Bylaws.
  3.3(10)       Certificate of Designation of Series A Convertible, Redeemable Preferred
                Stock of Silicon Valley Group, Inc. dated July 31, 1992.
  4.1(1)        Article IV of the Certificate of Incorporation of the Registrant.
 10.1(2)        Lease Agreement, dated January 31, 1990, between Registrant and Orchard
                Investment Company Number 703 for premises located at 541 East Trimble Road,
                San Jose, California.
 10.2(3)        Lease Agreement, dated February 7, 1985, between Thermco Systems, Inc. and
                The Klokke Corporation, for premises located at 1482 N. Batavia Street,
                Orange, California.
 10.3(2)        Amendment to Lease Agreement, dated November 14, 1989 between Thermco
                Systems, Inc. and The Klokke Corporation for premises located at 1482 N.
                Batavia Street, Orange, California.
 10.4(4)        Lease Agreement, dated December 21, 1984, between Anicon, Inc. and Holvick de
                Regt Koering for premises located at 2240 Ringwood Avenue, San Jose,
                California.
 10.5(4)        Amendment to Lease Agreement, dated January 31, 1987, between Anicon, Inc.
                and ARSJ Properties for premises located at 2240 Ringwood Avenue, San Jose,
                California.
 10.6(2)        Fourth Amendment to Lease Agreement dated March 23, 1990 between Thermco
                Systems, Inc. and ARSJ Properties for premises located at 2240 Ringwood
                Avenue, San Jose, California.
 10.7(3)        Lease Agreement, dated July 1, 1985, between Thermco Systems, Inc. and LST
                Investments, for premises located at 1465 N. Batavia Street, Orange,
                California.
 10.8(2)        Amendment to Lease Agreement dated February 1, 1990, between Thermco Systems,
                Inc. and LST Investments for premises located at 1465 N. Batavia Street,
                Orange, California.
 10.10(5)**     1982 Employee Stock Option Plan.
 10.11(5)**     1984 Stock Option Plan.
 10.12(5)**     1987 Stock Option Plan.
 10.13(5)**     Employee Stock Purchase Plan.
 10.14(12)**    Employment Agreement between Registrant and Papken Der Torossian, dated
                August 1, 1994.
 10.15(12)**    Employment Agreement between Registrant and Russell G. Weinstock, dated
                October 3, 1994.
 10.16(6)**     Silicon Valley Group, Inc. Cash or Deferred Profit Sharing Plan and Trust.
 10.17(4)       Letter Agreement, dated January 30, 1987, between Morgan Stanley Research
                Ventures and Registrant relating to epitaxial products.
 10.18(4)       Form of Indemnification Agreement.
 10.19(4)**     Standard form Stock Option Agreements.
 10.20(7)       Lease Agreement, dated December 21, 1987, between Registrant and D.J. and
                Virginia L. Brown dba Orchard Investment Company No. 306 for premises located at 2065 Junction Avenue, San Jose, California, and Supplemental Agreement
                thereto dated January 19, 1988.
 10.21(7)**     Forms of Option Acceleration Agreement.

   EXHIBIT
   NUMBER
-------------
 10.22(7)       Purchase Agreement, dated November 9, 1988, between Registrant, Anicon, Inc.,
                SVG Europe, Ltd., SVG Halbleiter Anlagen GmbH, and SVG International Service,
                Inc.; and Sunbeam Holdings, Inc., Sunbeam Electric (Holdings) Ltd., Thermco
                Systems, Inc., and Gryphon Products, Inc.
*10.23(8)       Development Agreement between IBM and SVGL dated May 15, 1990.
*10.24(8)       Agreement dated as of May 15, 1990 between International Business Machines
                Corporation ("IBM") and SVGL relating to the purchase and sale of Micrascan
                Systems, as modified by IBM and SVGL on June 18, 1992 and June 19, 1992.
*10.25(8)       Development Agreement between SEMATECH, Inc. and SVGL dated May 15, 1990.
*10.26(8)       Chemical Supply and Technology Transfer Agreement between IBM and SVGL dated as of June 11, 1990.
*10.27(8)       Stockholders' Agreement dated May 15, 1990 among Registrant, SVGL, IBM and
                The Perkin-Elmer Corporation ("Perkin-Elmer").
*10.28(9)       Asset Transfer and Common Stock Purchase Agreement dated as of May 15, 1990 among Registrant, IBM, Perkin-Elmer and SVGL.
 10.29(8)       Lease Agreement dated May 15, 1990 between SVGL and Perkin-Elmer for premises located at 77 Danbury Road, Wilton, Connecticut.
 10.30(10)      Series AA Convertible, Redeemable Preferred Stock Purchase Agreement dated
                July 31, 1992 between the Company and The Perkin-Elmer Corporation.
 10.31(12)      Credit Agreement by and among Registrant, SVG Lithography Systems, Inc., certain banks named therein and ABN AMRO Bank, N.V., as agent, dated October
                7, 1994.
*10.32(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography
                Systems, Inc. dated September 30, 1994.
 10.33(12)      Warrants to Purchase Common Stock of Registrant issued to SEMATECH, Inc., dated as of September 30, 1994.
*10.34(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography
                Systems, Inc. dated as of October 24, 1994.
*10.35(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography
                Systems, Inc. dated as of October 24, 1994.
*10.36(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography
                Systems, Inc. dated as of December 22, 1994.
*10.37(12)      Development Agreement between SEMATECH, Inc., Registrant and SVG Lithography
                Systems, Inc. dated as of December 22, 1994.
 10.38(13)      Business Agreement dated as of February 21, 1995, among the Company, SVG
                Lithography Systems, Inc., Intel Corporation, Motorola Inc. and Texas
                Instruments Incorporated.
 10.39(13)      Series B Convertible Redeemable Preferred Stock Purchase Agreement dated as of February 21, 1995, among the Company, Intel Corporation, Motorola, Inc.
                and Texas Instruments Incorporated.
 10.40(13)      Registration Rights Agreement dated as of February 21, 1995, among the
                Company, Intel Corporation, Motorola Inc. and Texas Instruments Incorporated.
 10.41          Credit Agreement dated as of December 7, 1995 among Silicon Valley Group,
                Inc., SVG Lithography Systems, Inc. and the Banks named therein and ABN AMRO
                Bank, N.V., as Agent.

 EXHIBIT
 NUMBER
----------
 13.1           Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1996.
 21.1           Registrant's wholly-owned subsidiaries are (i) Silicon Valley
                Group, K.K., a Japanese corporation, (ii) SVG International
                Service, a California corporation ("SVG International"), (iii)
                Silicon Valley Group FSC Incorporated, a Barbados corporation,
                (iv) SVG Israel, Inc., a Delaware corporation and (v) SVG
                Thailand, Inc., a Delaware corporation. SVG Europe Limited, a
                United Kingdom corporation ("SVG Europe"), SVG France, S.A.R.L., a French corporation, Silicon Valley Group Deutschland GmbH, a
                German corporation, SVG Systems (Asia) Pte. Ltd., a Singapore corporation and Thermco Systems (Far East) Limited, a Hong Kong
                corporation are wholly-owned by SVG International. UK Systems
                Limited, an English corporation, is wholly-owned by SVG Europe.
                The Registrant owns 94% of SVG Lithography Systems, Inc., a
                Delaware corporation ("SVGL"). SVGL's wholly-owned subsidiaries are (i) SVG Lithography Japan Co., Ltd., a Japanese Corporation,
                (ii) SVG Lithography (Europe) B.V., a Netherlands Corporation,
                (iii) SVG Lithography Systems Korea, Inc., a Delaware
                corporation, (iv) SVG France S.A.R.L., a French corporation, and
                (v) SVG Lithography Systems FSC, Inc., a Barbados corporation.
 23.1           Consent of Deloitte & Touche LLP, independent auditors.
 24.1           Power of Attorney (see page 39).
 27             Financial Data Schedule.

---------------
 *  Confidential treatment granted as to a portion of this exhibit.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Silicon Valley Group, Inc.
San Jose, California

     We have audited the consolidated financial statements of Silicon Valley Group, Inc. as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated October 24, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Silicon Valley Group, Inc., listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
October 24, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SILICON VALLEY GROUP, INC.

December 26, 1996

                                          By: /s/  Papken S. Der Torossian

                                            ------------------------------------
                                            Papken S. Der Torossian,
                                            Chairman of the Board and
                                            Chief Executive Officer

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

              SIGNATURE                               TITLE                        DATE
-------------------------------------      ---------------------------      ------------------
    /s/  PAPKEN S. DER TOROSSIAN             Chairman of the Board,         December 26, 1996
-------------------------------------      Chief Executive Officer and
       Papken S. Der Torossian                 Director (Principal
                                               Executive Officer)
      /s/  RUSSELL G. WEINSTOCK            Vice President, Finance and      December 26, 1996
-------------------------------------        Chief Financial Officer
        Russell G. Weinstock                (Principal Financial and
                                               Accounting Officer)
      /s/  WILLIAM A. HIGHTOWER                     Director                December 26, 1996
-------------------------------------
        William A. Hightower
       /s/  WILLIAM L. MARTIN                       Director                December 26, 1996
-------------------------------------
          William L. Martin
           /s/  NAM P. SUH                          Director                December 26, 1996
-------------------------------------
             Nam P. Suh
       /s/  LAWRENCE TOMLINSON                      Director                December 26, 1996
-------------------------------------
         Lawrence Tomlinson
        /s/  LARRY W. SONSINI                Secretary and Director         December 26, 1996
-------------------------------------
          Larry W. Sonsini

                           SILICON VALLEY GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT    CHARGED TO                               BALANCE
                                            BEGINNING     COSTS AND                                AT END
               DESCRIPTION                  OF PERIOD      EXPENSES     OTHER    DEDUCTIONS(1)    OF PERIOD
------------------------------------------  ----------    ----------    -----    -------------    ---------
YEAR ENDED 9/30/94:
  Allowance for Doubtful Accounts.........   $  1,401      $  1,528      $--       $    (299)      $  2,630
  Product Warranty Reserves...............     14,986        18,663       --         (15,324)        18,325
YEAR ENDED 9/30/95:
  Allowance for Doubtful Accounts.........      2,630         2,026       --            (549)         4,107
  Product Warranty Reserves...............     18,325        35,830       --         (21,552)        32,603
YEAR ENDED 9/30/96:
  Allowance for Doubtful Accounts.........      4,107         2,018       --            (122)         6,003
  Product Warranty Reserves...............     32,603        64,068       --         (53,772)        42,899

---------------
(1) Write-offs of uncollectible accounts and costs incurred for warranty repairs.

                                 EXHIBIT INDEX

EXHIBIT NO.                                        EXHIBIT
-----------   ----------------------------------------------------------------------------------
    13.1      Selected data from Annual Report to Stockholders for fiscal year ended September
              30, 1996.
    23.1      Consent of Deloitte & Touche, independent auditors.
    27        Financial Data Schedule.

                                     [LOGO]