Form 10-Q
period 1996-12-31
SILICON VALLEY GROUP INC
filed 1997-02-07
CIK 712752

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------
                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 1996.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X      No
                                               ----------     --------
    The number of shares outstanding of the Registrant's Common Stock as of January 31, 1997 was 30,182,932.


===============================================================================

                           SILICON VALLEY GROUP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------
Consolidated Condensed Balance Sheets as of
  December 31, 1996 and September 30, 1996 . . . . . . . . . . . .    3

Consolidated Condensed Income Statements for
  the Quarters Ended December 31, 1996 and 1995  . . . . . . . . .    4

Consolidated Condensed Statements of Cash Flows
  for the Quarters Ended December 31, 1996 and 1995  . . . . . . .    5

Notes to Consolidated Condensed Financial Statements . . . . . . .    6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations  . . . . . . . . . . . . . .    7


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .   15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                         PART I.  FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       December 31,        September 30,
                                                                       ------------        -------------
                                                                           1996                 1996
                                                                           ----                 ----
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                              $     214,642        $     218,841
    Temporary investments                                                    55,337               43,220
    Accounts receivable (net of allowance for doubtful
         accounts of $5,279 and $6,003, respectively)                       133,596              151,011
    Inventories                                                             221,821              213,229
    Prepaid expenses                                                          6,618                7,227
    Deferred taxes                                                            9,545                9,295
                                                                       ------------         ------------
         Total current assets                                               641,559              642,823
PROPERTY AND EQUIPMENT - NET                                                 90,336               81,577
DEPOSITS AND OTHER ASSETS                                                     2,128                2,312
INTANGIBLE ASSETS - NET                                                       2,626                2,665
                                                                       ------------         ------------
TOTAL                                                                  $    736,649         $    729,377
                                                                        ===========         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                      $         386        $         437
    Accounts payable                                                         34,654               35,556
    Accrued liabilities                                                     141,317              137,526
    Income taxes payable                                                      6,746                5,649
                                                                       ------------         ------------
         Total current liabilities                                          183,103              179,168
CAPITAL LEASE OBLIGATIONS                                                       121                  217
DEFERRED LIABILITIES                                                          3,281                3,338
MINORITY INTEREST                                                             4,899                4,705
STOCKHOLDERS' EQUITY:
    Common Stock - shares outstanding:
         December 31, 1996:  30,180,259
         September 30, 1996:  30,175,794                                    378,038              378,033
    Retained earnings                                                       167,247              163,916
    Net unrealized gain on investments                                           87                   --
    Accumulated translation adjustments                                        (127)                  --
                                                                       ------------         ------------
    Stockholders' equity                                                    545,245              541,949
                                                                       ------------         ------------
TOTAL                                                                 $     736,649        $     729,377
                                                                       ============         ============








            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                             Quarters Ended
                                                             --------------
                                                              December 31,
                                                              -----------
                                                       1996                 1995
                                                       ----                 ----
NET SALES                                        $     123,684      $     158,280
COST OF SALES                                          76,199              92,879
                                                 ------------         -----------
GROSS PROFIT                                            47,485             65,401

OPERATING EXPENSES:
    Research, development and
         related engineering                            17,590             15,506
    Marketing, general and
         administrative                                 27,163             27,699
                                                 -------------        -----------

OPERATING INCOME                                         2,732             22,196
INTEREST AND OTHER INCOME - NET                          2,676              3,459
INTEREST EXPENSE                                           (68)              (135)
                                                  -----------        -----------

INCOME BEFORE INCOME
    TAXES AND MINORITY INTEREST                          5,340             25,520
PROVISION FOR INCOME TAXES                               1,815              8,932
MINORITY INTEREST                                          194                107
                                                  ------------       ------------

NET INCOME                                       $       3,331      $      16,481
                                                  ============       ============

NET INCOME PER SHARE                             $        0.11      $        0.54
                                                  ============       ============

SHARES USED IN PER SHARE
    COMPUTATIONS                                        30,675             30,505
                                                  ============       ============











            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Quarters Ended
                                                                                        December 31,
                                                                                        -----------
                                                                                    1996            1995
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (UNAUDITED)
    Net income                                                                $    3,331         $  16,481
    Reconciliation to net cash provided by
         (used for) operating activities:
             Depreciation and amortization                                         4,693             2,275
             Amortization of intangibles                                              39                39
             Minority interest                                                       194               107
             Changes in assets and liabilities:
                 Accounts receivable                                              17,415           (10,363)
                 Inventories                                                      (8,592)          (16,669)
                 Prepaid expenses                                                    609            (2,032)
                 Deposits and other assets                                           184              (352)
                 Accounts payable                                                   (902)           (1,780)
                 Accrued and deferred liabilities                                  3,663             8,264
                 Income taxes                                                        847             6,582
                                                                             -----------        ----------
    Net cash provided by operating activities                                     21,481             2,552
                                                                             -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of temporary investments                                           (18,110)          (30,003)
    Maturities of temporary investments                                            6,080             9,000
    Purchases of property and equipment                                          (13,452)           (7,198)
                                                                             ----------         ---------
    Net cash used for investing activities                                       (25,482)          (28,201)
                                                                             ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                               (147)             (218)
    Sale of Common Stock                                                               5           126,311
                                                                             -----------        ----------
    Net cash (used for) provided by financing activities                            (142)          126,093
                                                                             -----------        ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (56)              (86)
                                                                             -----------        ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       (4,199)          100,358
CASH AND EQUIVALENTS:
    Beginning of period                                                          218,841           166,790
                                                                             -----------        ----------
    End of period                                                           $    214,642       $   267,148
                                                                             ===========        ==========













            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results for fiscal 1997 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1997.



2.  INVENTORIES

    Inventories are comprised of:

                                                          December 31,             September 30,
                                                          -----------              ------------
                                                              1996                     1996
                                                              ----                     ----
                                                                      (In thousands)
    Raw materials                                          $104,011                   $103,993
    Work-in-process                                         109,230                    101,293
    Finished goods                                            8,580                      7,943
                                                         ----------                 ----------
                                                           $221,821                   $213,229
                                                         ==========                 ==========

                           SILICON VALLEY GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition (LPCVD). The Company manufactures and markets its photolithography exposure products through its majority owned subsidiary, SVG Lithography Systems, Inc. (SVGL), its photoresist processing products through its Track Systems Division (Track), and its oxidation/diffusion and LPCVD products through its Thermco Systems Division (Thermco).

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During the first quarter of calendar 1996 (the Company's second fiscal quarter), the growth rate of the worldwide semiconductor industry, measured in terms of its book-to- bill ratio, declined. In the quarter ended June 1996, customer order bookings (bookings) were significantly below those recorded during the previous quarter. Through the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 bookings have continued to decline, but at a less significant rate. Additionally, the Company has experienced customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. As a result of such lower bookings, the Company believes that, at least through the first half of fiscal 1997, shipments will be below second half fiscal 1996 levels.* In addition, there can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would further reduce earnings.*

Prior downturns in the worldwide semiconductor industry have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company expects that its operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits.* Any prolonged weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations.* Further, the Company believes, due in part to a large percentage of its customer base consisting of manufacturers of logic devices, that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* During fiscal 1996, the Company's two largest customers accounted for 41% of the Company's net sales, the largest representing 31% of the total, and during the first quarter of fiscal 1997 a similar trend continued. The loss of a significant customer, further delays in shipments due to customer rescheduling or any additional reductions in orders by a significant customer, or any reduction or rescheduling activity of significance, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will adversely affect the Company's business and results of operations.*

For the first quarter of fiscal 1997, the Company recorded net sales of $123,684,000, a 22% decrease from net sales of $158,280,000 during the year-earlier quarter and 14% below fourth quarter fiscal 1996 net sales of $143,122,000. In comparison to both the year-earlier and preceding quarters, the lower first quarter fiscal 1997 net sales were the result of reduced shipments by Track and Thermco. During the first quarter of fiscal 1997, the Company recorded bookings of $125,212,000 (which represented a book-to-bill ratio of 1.01 to 1), significantly lower than bookings during the year-earlier quarter of $185,252,000 (which represented a book-to-bill ratio of 1.17 to 1) and approximately equal to bookings during the preceding quarter of $127,662,000 (which represented a book-to-bill ratio of 0.89 to 1). At December 31, 1996, the Company had a backlog of $396,117,000, approximately level with the September 30, 1996 backlog of $394,589,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. At December 31, 1996, the backlog included orders for 39 Micrascan photolithography systems. In addition to the systems included in backlog, SVGL had orders for twelve systems with scheduled delivery dates outside the twelve month backlog window, including orders for seven advanced technology 193 nanometer Micrascan systems currently under development.

Gross margin was 38.4% for the first quarter of fiscal 1997, down from gross margin of 41.3% in the year-earlier quarter and 42.7% in the fourth quarter of fiscal 1996. In comparison to both the year-earlier and preceding quarters, the decreased gross margin resulted from lower manufacturing and shipping volumes in Track and Thermco offset in part by increased SVGL gross margins. The improved SVGL gross margins were primarily due to models of Micrascan photolithography systems shipped during the quarter and, particularly in comparison to the year-earlier quarter, increased manufacturing volumes and efficiencies related to its Micrascan systems.

Research, development and related engineering is net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones which are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. Through the fourth quarter of fiscal 1996 SEMATECH provided the majority of development funding, primarily to SVGL.

Research, development and related engineering expense (R&D) was $17,590,000 (14.2% of net sales) during the first quarter of fiscal 1997 compared to $15,506,000 (9.8% of net sales) during the first quarter of fiscal 1996 and $16,976,000 (11.9% of net sales) in the preceding quarter. During the first quarter of fiscal 1997 and the first and fourth quarters of fiscal 1996, development funding of $636,000, $2,959,000 and $717,000, respectively, was recognized and offset against R&D. The increase in R&D over both the first and fourth quarters of fiscal 1996 was primarily the result of new product development by SVGL and Track. In particular, compared to the year-earlier quarter, SVGL recognized significantly less outside development funding as an offset to R&D. The increase in R&D as a percentage of net sales compared to the first and fourth quarters of fiscal 1996 reflects the combined effect of the higher expenditures and the lower net sales.

Marketing, general and administrative expenses (MG&A) were $27,163,000 (22.0% of net sales) in the first quarter of fiscal 1997 compared to $27,699,000 (17.5% of net sales) for the year-earlier quarter and $28,852,000 (20.2% of net sales) in the preceding quarter. The decrease in MG&A expenditures from both the year-earlier and preceding quarters was primarily due to shipment-related costs in Track and Thermco which declined due to the reduced level of product shipments. The increase in MG&A as a percentage of net sales compared to the first and fourth quarters of fiscal 1996 reflects the effect of the lower net sales.

Operating income was $2,732,000 for the first quarter of fiscal 1997, compared to $22,196,000 for the year-earlier quarter and $15,313,000 for the preceding quarter. The decrease in operating income from both the year-earlier and preceding quarters resulted from decreased gross margins on lower net sales and increased R&D expenditures.

Interest and other income was $2,676,000 during the first quarter of fiscal 1997 compared to $3,459,000 during the year-earlier quarter and $2,756,000 during the preceding quarter. The year-to-year decrease in interest and other income was primarily the result of a significantly greater percentage of the Company's investment portfolio consisting of tax-free and tax-advantaged instruments which have lower pre-tax yields than taxable instruments and lower average cash balances available for investment. The Company invests in tax-free and tax-advantaged instruments when the after-tax yields on such instruments are higher than those on taxable instruments.

During the first quarter of fiscal 1997, interest expense was $68,000 compared to $135,000 and $103,000 during the first and fourth quarters of fiscal 1996, respectively.

The Company recorded a 34% provision for income taxes for the first quarter of fiscal 1997, compared to a 35% provision for all of fiscal 1996. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The reductions for minority interest of $194,000 during the first quarter of fiscal 1997 and $107,000 and $184,000 during the first and the fourth quarters of fiscal 1996, respectively, represent that share of SVGL's operating results attributable to its minority shareholder.

The Company had net income of $3,331,000 ($0.11 per share) during the first quarter of fiscal 1997 compared to net income of $16,481,000 ($0.54 per share) and $11,491,000 ($0.38 per share) for the first and fourth quarters of fiscal 1996, respectively.

FLUCTUATIONS IN QUARTERLY RESULTS, DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND GEOGRAPHIC MARKET PENETRATION

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, and problems obtaining materials or components on a timely basis.* In light of these factors and the effect of the current uncertainty in the global semiconductor market on demand for the Company's wafer fabrication systems, the Company is likely to again experience variability in quarterly operating results.*

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* Additionally, the Company believes that it will have to develop products capable of processing 300mm wafers as advanced semiconductor manufacturers progress from the current 200mm wafer standard.* Failure to successfully introduce new products in a timely manner could result in the loss of competitive position and reduced sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

During fiscal 1996, the Company introduced new products in all three of its product groups for shipment in fiscal 1997. From time-to-time, the Company has experienced difficulty in effecting transitions to new products or in ramping up production and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations.* These issues could result in product delivery delays and a subsequent loss of future sales.* The Company believes that protracted delays in delivering initial quantities of newly developed products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of its products.* The inability to produce such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process. As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time which will increase profitability.* Further, the potential unfavorable effect of newly introduced products on profitablity can be exacerbated when there is intense price competition in the marketplace.*

The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as DRAMs, with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. To date neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that it must substantially increase its share of these markets if it is to compete as an industry leader.* Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In order to expand its market share in the Pacific Rim, the Company has begun investing in the staffing and facilities necessary to sell, service and support customers in this area through entities in Korea, Singapore and Thailand. Throughout the Pacific Rim, the Company will be competing with established equipment suppliers with significant market share and anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.*

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that the SVGL Micrascan II series of photolithography systems are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* Additionally, in December 1996, SVGL shipped the first laser- based Micrascan III system, which is capable of printing .25 micron line widths. The Company believes that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascans, however it does not believe that substantial sales of such systems will begin until late calendar 1997 or 1998.* Currently, customers can purchase deep ultraviolet (DUV) steppers to produce product at .25 micron line widths. If manufacturers of traditional I-line or DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode Micrascan's competitive and technological advantages, demand for the Micrascan technology may not develop as the Company expects.* Additionally, competitive equipment capable of producing .25 micron line widths using step-and-scan technology is currently available in limited quantities.

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* The ability to maintain technological leadership is critical to SVGL's success and it must continue to develop advanced technology equipment capable of meeting manufacturers' requirements.* In particular, the Company believes that it must, during the second quarter of fiscal 1997, begin shipping its lamp-based Micrascan QML system capable of printing .25 micron line widths, as well as progressing on its development of future systems capable of printing line widths finer than .25 micron.*

The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* During fiscal 1996, the Company began implementing a program to expand SVGL's manufacturing capacity to meet potential future demand for its advanced photolithography systems.* As part of the expansion program, the Company purchased both the existing SVGL facility and a second building to provide immediate and longer-term expansion capability. During the current fiscal year the Company intends to invest in significant further capital improvements related to the facilities and the equipment required to expand the production capabilities of SVGL.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel and raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to increase staffing levels, develop its vendor supply infrastructure and implement manufacturing improvements to meet expected 1997 and 1998 shipment volumes. Additionally, the Company must increase its field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.* In particular, the Company believes that protracted delays in delivering initial quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. The agreements which are currently in effect are discussed in detail below.

In September 1994, the Company and SEMATECH entered into a series of agreements whereby the Company sold SEMATECH warrants to purchase the Company's Common Stock and SEMATECH agreed, based upon the Company achieving certain performance milestones, to provide, through 1997, $22,000,000 of funding for the development of the

Micrascan technology and to increase SVGL's manufacturing capability and capacity. As of December 31, 1996, the Company had recognized $17,250,000 of such SEMATECH funding.

During fiscal 1996, the Company entered into agreements with certain customers (the Participants) whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At December 31, 1996, the Company had received $11,000,000 in funding from six Participants, of which $1,087,000 had been recognized and offset against R&D expenditures. There can be no assurances that the Participants will remain in the program.* In the event that the Company did not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

While the recent volume of orders for Micrascan systems has been relatively consistent and encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. Although the first quarter of fiscal 1997 was SVGL's seventh consecutive profitable quarter, the Company believes that with the costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the additional manpower requirements related to the expanded capacity and customer support and the potential difficulties inherent in manufacturing initial quantities of the .25 micron Micrascan systems, there can be no assurance that SVGL will be able to operate profitably in the future.* Additionally, SVGL is subject to the accrual of certain royalties based on operating income and payable to IBM under the terms of a research and development agreement. If SVGL is successful in increasing its operating income, the Company believes that such royalties will be significant.*

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, cash and cash equivalents and temporary investments totaled $269,979,000 compared to the September 30, 1996 total of $262,061,000, an increase of $7,918,000. Cash generated from operations, in particular the collection of accounts receivable, was offset in part by cash used to finance increased inventory levels and purchases of property and equipment, primarily to facilitate SVGL's increased level of production and manufacturing capacity.

During the first quarter of fiscal 1997, the Company provided SVGL, its 94%-owned subsidiary, with approximately $15,100,000 in funding, all of which was recorded as intercompany loans. The Company believes that for the foreseeable future it will have to continue providing SVGL with a significant amount of funding. In connection with its acquisition of SVGL in 1990, the Company committed to purchase under certain circumstances, additional SVGL securities (the SVGL Calls) in an amount up to $23,200,000 at any time through May 1997. To the extent the SVGL Calls are not exercised, the Company has the option to purchase up to $15,000,000 of SVGL Common Stock under similar terms. The Company may choose to continue funding SVGL through intercompany loans or it may choose to make an additional equity investment in SVGL.

In July 1996, the Board of Directors authorized the Company to institute a stock repurchase program whereby up to 5,000,000 shares of its Common Stock may be purchased in the open market from time to time. Through February 7, 1997, no Common Stock had been repurchased and the Company had not announced its intention to commence such repurchases.

The Company has a $75,000,000 unsecured revolving bank credit facility which expires in December 1999. Advances under the facility bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At February 7, 1997, there were no borrowings outstanding under the facility.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the expansion of its business for the foreseeable future.*

                          PART II.  OTHER INFORMATION

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

             (b) Reports on Form 8-K.

                 None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICON VALLEY GROUP, INC.
                                       ..............................
                                             (Registrant)




Date:    February 7, 1997              By:/s/     Papken S. Der Torossian
                                                  -----------------------------
                                                  Papken S. Der Torossian
                                                  Chief Executive Officer and
                                                  Chairman of the Board



Date:    February 7, 1997              By:/s/     Russell G. Weinstock
                                                  -----------------------------
                                                  Russell G. Weinstock
                                                  Vice President Finance and
                                                  Chief Financial Officer