Form 10-Q
period 1997-03-31
SILICON VALLEY GROUP INC
filed 1997-05-12
CIK 712752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1997.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares outstanding of the Registrant's Common Stock as of April 18, 1997 was 30,846,997.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                             PAGE NO.
                                                                             --------
         Consolidated Condensed Balance Sheets as of
         March 31, 1997 and September 30, 1996                                   3

         Consolidated Condensed Income Statements
         for the Quarters and the Six Month Periods
         Ended March 31, 1997 and 1996                                           4

         Consolidated Condensed Statements of Cash Flows
         for the Six Months Ended March 31, 1997 and 1996                        5

         Notes to Consolidated Condensed Financial Statements                    6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8


PART II.  OTHER INFORMATION                                                     17


SIGNATURES                                                                      19

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                              March 31,    September 30,
                                                                1997            1996
                                                             ---------     -------------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                    $ 192,887       $ 218,841
     Temporary investments                                      71,126          43,220
     Accounts receivable (net of allowance for doubtful
         accounts of $5,883 and $6,003, respectively)          121,611         151,011
     Inventories                                               222,595         213,229
     Prepaid expenses                                           10,472           7,227
     Deferred taxes                                             12,995           9,295
                                                             ---------       ---------
         Total current assets                                  631,686         642,823
PROPERTY AND EQUIPMENT - NET                                   105,445          81,577
DEPOSITS AND OTHER ASSETS                                        4,392           2,312
INTANGIBLE ASSETS - NET                                          2,588           2,665
                                                             ---------       ---------
TOTAL                                                        $ 744,111       $ 729,377
                                                             =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                       $     813       $     437
     Accounts payable                                           38,883          35,556
     Accrued liabilities                                       155,715         137,526
     Income taxes payable                                          699           5,649
                                                             ---------       ---------
         Total current liabilities                             196,110         179,168
LONG-TERM DEBT AND CAPITAL LEASES                                6,047             217
DEFERRED LIABILITIES                                             3,215           3,338
MINORITY INTEREST                                                 --             4,705
STOCKHOLDERS' EQUITY:
     Common Stock - shares outstanding:
         March 31, 1997: 30,676,232
         September 30, 1996: 30,175,794                        388,124         378,033
     Retained earnings                                         150,877         163,916
     Net unrealized loss on investments                            (12)           --
     Accumulated translation adjustments                          (250)           --
                                                             ---------       ---------
     Stockholders' equity                                      538,739         541,949
                                                             ---------       ---------
TOTAL                                                        $ 744,111       $ 729,377
                                                             =========       =========


            See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  Quarters Ended               Six Months Ended
                                                     March 31,                     March 31,
                                           -------------------------       -------------------------
                                              1997            1996           1997            1996
                                           ---------       ---------       ---------       ---------
NET SALES                                  $ 140,701       $ 170,668       $ 264,385       $ 328,948
COST OF SALES                                 87,899         100,254         164,098         193,133
                                           ---------       ---------       ---------       ---------
GROSS PROFIT                                  52,802          70,414         100,287         135,815
OPERATING EXPENSES:
     Research, development and
         related engineering                  17,176          17,118          34,766          32,624
     Marketing, general and
         administrative                       30,505          29,234          57,668          56,933
     Settlement of royalty obligation         32,582            --            32,582            --
                                           ---------       ---------       ---------       ---------

OPERATING (LOSS) INCOME                      (27,461)         24,062         (24,729)         46,258

INTEREST AND OTHER INCOME - NET                2,629           3,411           5,305           6,870
INTEREST EXPENSE                                (125)           (117)           (193)           (252)
                                           ---------       ---------       ---------       ---------

(LOSS) INCOME BEFORE INCOME
     TAXES AND MINORITY INTEREST             (24,957)         27,356         (19,617)         52,876
(CREDIT) PROVISION FOR INCOME
     TAXES                                    (8,485)          9,575          (6,670)         18,507
MINORITY INTEREST                               (102)            128              92             235
                                           ---------       ---------       ---------       ---------

NET (LOSS) INCOME                          $ (16,370)      $  17,653       $ (13,039)      $  34,134
                                           =========       =========       =========       =========

NET (LOSS) INCOME PER SHARE                $   (0.54)      $    0.58       $   (0.43)      $    1.12
                                           =========       =========       =========       =========


SHARES USED IN PER SHARE
     COMPUTATIONS                             30,255          30,520          30,217          30,516
                                           =========       =========       =========       =========



            See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                           Six Months Ended
                                                                March 31,
                                                        -------------------------
                                                           1997           1996
                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                  $ (13,039)      $  34,134
     Reconciliation to net cash provided by
           operating activities:
              Depreciation and amortization                10,026           5,558
              Amortization of intangibles                      77              77
              Settlement of royalty obligation             27,582            --
              Deferred income taxes                        (3,700)           (500)
              Minority interest                                92             235
              Changes in assets and liabilities:
                  Accounts receivable                      20,279         (15,623)
                  Inventories                              (9,366)        (33,537)
                  Prepaid expenses                           (145)         (2,309)
                  Deposits and other assets                   238            (658)
                  Accounts payable                          3,327           7,283
                  Accrued and deferred liabilities          4,623          17,111
                  Income taxes                             (4,950)           (683)
                                                        ---------       ---------
     Net cash provided by operating activities             35,044          11,088
                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of temporary investments                   (60,102)        (68,642)
     Maturities of temporary investments                   32,184          28,735
     Purchases of property and equipment                  (35,688)        (22,629)
     Purchase of minority interest in subsidiary           (3,000)           --
                                                        ---------       ---------
     Net cash used for investing activities               (66,606)        (62,536)
                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                       (294)           (440)
     Proceeds from borrowings                               6,500            --
     Sale of Common Stock                                      97         126,349
                                                        ---------       ---------
     Net cash provided by financing activities              6,303         125,909
                                                        ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (695)           (177)
                                                        ---------       ---------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS               (25,954)         74,284
CASH AND EQUIVALENTS:
     Beginning of period                                  218,841         166,790
                                                        ---------       ---------
     End of period                                      $ 192,887       $ 241,074
                                                        =========       =========


            See Notes to Consolidated Condensed Financial Statements.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results of fiscal 1997 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1997.

2.       INVENTORIES

         Inventories consist of:

                                              March 31,          September 30,
                                                 1997                1996
                                               --------          -------------
                                                      (In thousands)
     Raw materials                             $ 94,260            $103,993
     Work-in-process                            124,177             101,293
     Finished goods                               4,158               7,943
                                               --------            --------
                                               $222,595            $213,229
                                               ========            ========

3.   ACQUISITION OF SVGL MINORITY INTEREST

On March 18, 1997, the Company purchased IBM's 6% equity interest in SVGL for $3,000,000. As a result, the Company now accounts for SVGL as a wholly-owned subsidiary.

4.       SETTLEMENT OF ROYALTY OBLIGATION

Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. On March 18, 1997, the Company satisfied this royalty payment to IBM in exchange for $5,000,000 in cash, 489,296 shares of Common Stock valued at $10,000,000 and $23,000,000 in SVGL product. Of the $38,000,000 total, $32,582,000 related to products currently under development and was recognized as an expense in the second quarter of fiscal 1997, and $5,418,000 related to existing products and was recorded as a prepayment which will be amortized to expense through fiscal year 2000 in proportion to the related product sales.

5.       NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $(.54) and $.58 for the quarters ended March 31, 1997 and 1996, respectively, and $(.43) and $1.12 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition (LPCVD). The Company manufactures and markets its photolithography exposure products through its subsidiary, SVG Lithography Systems, Inc. (SVGL), its photoresist processing products through its Photo Process Division, formerly the Track Systems Division, (Track), and its oxidation/diffusion and LPCVD products through its Thermco Systems Division (Thermco).

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During the first quarter of calendar 1996 (the Company's second fiscal quarter), the growth rate of the worldwide semiconductor industry, measured in terms of its book-to-bill ratio, declined. Since March 1996, customer order bookings (bookings) declined each quarter until the quarter ended March 31, 1997 and were then approximately level with those of the preceding quarter. In addition to the decreased level of bookings, the Company has experienced customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. As a result of such lower bookings, the Company believes that fiscal 1997 shipments will be lower than fiscal 1996 levels.* In addition, there can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would further reduce earnings.*

Prior downturns in the worldwide semiconductor industry have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company expects that its operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits.* Any prolonged weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations.* Further, the Company believes, due in part to a large percentage of its customer base consisting of manufacturers of logic devices, that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* During fiscal 1996, the Company's two largest customers accounted for 41% of the Company's net sales, the largest representing 31% of the total, and during the first six months of fiscal 1997 a similar trend continued. The loss of a significant customer, further delays in shipments due to customer rescheduling or any additional reductions in orders by a significant customer, or any reduction or rescheduling activity of significance, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will adversely affect the Company's business and results of operations.*

Net sales for the second fiscal quarter ended March 31, 1997 were $140,701,000, a 14% increase over net sales of $123,684,000 for the preceding quarter, but 18% below net sales of $170,668,000 during the second quarter of fiscal 1996. For the first half of fiscal 1997, net sales were $264,385,000, a 20% decrease from net sales of $328,948,000 during the first half of fiscal 1996. The growth in net sales over the preceding quarter was the result of increased shipments of SVGL and Track products. In comparing both the second quarter and first six months of fiscal 1997 to the corresponding year-earlier periods, the lower net sales were principally due to reduced shipment levels in Track and Thermco offset in part by increased shipments of SVGL's Micrascan photolithography systems.

During the second quarter of fiscal 1997, the Company recorded bookings of $127,726,000 (which represented a book-to-bill ratio of 0.91 to 1), significantly lower than bookings during the year-earlier quarter of $193,541,000 (which represented a book-to-bill ratio of 1.13 to 1) and approximately equal to bookings during the preceding quarter of $125,212,000 (which represented a book-to-bill ratio of 1.01 to 1). Bookings for the second quarter of fiscal 1997 reflect the Company's recognition of an order cancellation of approximately $10,000,000. At March 31, 1997, the Company had a backlog of $383,142,000, down slightly from the September 30, 1996 backlog of $394,589,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. At March 31, 1997, the backlog included orders for 39 Micrascan photolithography systems. In addition to the systems included in backlog, SVGL had orders for 21 systems with scheduled delivery dates outside the twelve month backlog window, including orders for six advanced technology 193 nanometer Micrascan systems currently under development.

Gross margin was 37.5% in the second quarter of fiscal 1997, compared to 38.4% during the preceding quarter and 41.3% in the second quarter of fiscal 1996. For the first six months of fiscal 1997, gross margin was 37.9% compared to 41.3% for the first half of fiscal 1996. The decrease from the preceding quarter was principally due to costs related to Track's most recent generation product, the 200APS. Shipments of 200APS systems were to commence during the second quarter of fiscal 1997, but have been delayed by approximately nine to twelve months.* In comparing the second quarter and first half of fiscal 1997 to the corresponding periods of fiscal 1996, the lower gross margin was primarily due to reduced volumes in Track and Thermco and the costs related to Track's 200APS product discussed above, offset in part by increased SVGL margin. The improvement in the SVGL gross margin compared to the year earlier periods resulted primarily from the mix of Micrascan photolithography systems shipped as well as increased manufacturing volumes and efficiencies related to its Micrascan systems.

Research, development and related engineering (R&D) was $17,176,000 (12% of net sales) during the second quarter of fiscal 1997, $17,590,000 (14% of net sales) during the preceding quarter and $17,118,000 (10% of net sales) during the second quarter of fiscal 1996. The Company's R&D expenditures are net of funding received from outside parties under development agreements. During the second and first quarters of fiscal 1997 and the second quarter of fiscal 1996 respectively, such funding totaled $1,550,000, $636,000 and $1,889,000. While the amount of R&D was relatively comparable in each of the three quarters, the Company expects that multiple lithography development programs, the efforts in Track, Thermco and SVGL to design equipment capable of processing the next generation 300mm wafer and costs associated with Track's 200APS program will result in increased R&D during the second half of fiscal 1997.*

During the first six months of fiscal 1997 R&D was $34,766,000, up from $32,624,000 during the same period of fiscal 1996. The increase was primarily due to new product development at SVGL offset in part by reduced spending at Thermco. In particular, SVGL recognized significantly less outside development funding as an offset to R&D. During the six month periods ended March 31, 1997 and 1996, funding received under joint development agreements of $2,186,000 and $4,848,000, respectively, was offset against R&D expenditures.

Marketing, general and administrative (MG&A) expenses were $30,505,000 (22% of net sales) during the second quarter of fiscal 1997 compared to $27,163,000 (22% of net sales) during the preceding quarter and $29,234,000 (17% of net sales) during the second quarter of fiscal 1996. The increase in MG&A from the preceding quarter was primarily due to costs associated with the increased level of shipments at SVGL and Track, costs incurred by Thermco in support of its international installed base and higher general management costs. In comparison to the year-earlier quarter, the increase in MG&A was principally the result of costs incurred by SVGL as a result of its larger installed base, including its technical customer training and support functions, expenditures by Thermco related to its international installed base and increased general management costs, offset in part by a reduction in certain costs at Track and Thermco corresponding to their decline in shipments from year-earlier levels. The increase in MG&A as a percentage of sales compared to the year-earlier quarter was the result of the decrease in net sales.

During the first six months of fiscal 1997, MG&A was $57,668,000 (22% of net sales) compared to $56,933,000 (17% of net sales) during the first half of fiscal 1996. The increase in MG&A over the year-earlier period corresponds to the year to year quarterly comparison above. The increase in MG&A as a percentage of sales compared to the year-earlier period was the result of the decrease in net sales.

Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. During the second quarter of fiscal 1997 the Company satisfied its obligation, recognized an expense of $32,582,000 which represented royalties related to products currently under development. (See Note 4 to Consolidated Condensed Financial Statements).

As a result of the royalty settlement discussed above, the Company incurred an operating loss of $27,461,000 for the second quarter of fiscal 1997, compared to operating income of $2,732,000 for the preceding quarter and $24,062,000 for the second quarter of fiscal 1996. Correspondingly, the Company had an operating loss of $24,729,000 during the first half of fiscal 1997 compared to operating income of $46,258,000 for the first six months of fiscal 1996. Without giving effect to the royalty settlement discussed above, the Company would have had operating income for the second fiscal quarter and first six months of fiscal 1997 respectively, of $4,290,000 and $7,022,000.

Interest and other income was $2,629,000 during the second quarter of fiscal 1997 compared to $2,676,000 for the preceding quarter and $3,411,000 for the year-earlier quarter. For the first six months of fiscal 1997, interest and other income was $5,305,000 compared to $6,870,000 for the first six months of fiscal 1996. In comparing the second quarter and first half of fiscal 1997 to the corresponding periods of fiscal 1996, the decrease in interest and other income was primarily the result of a significantly greater percentage of the Company's investment portfolio consisting of tax-free and tax-advantaged instruments which have lower pre-tax yields than taxable instruments and lower average cash balances available for investment. The Company invests in tax-free and tax-advantaged instruments when the after-tax yields on such instruments are higher than those on taxable instruments.

Interest expense was $125,000 during the second quarter of fiscal 1997, compared to $68,000 during the preceding quarter and $117,000 during the year-earlier quarter. During the first six months of fiscal 1997, interest expense was $193,000, down from $252,000 during the first half of fiscal 1996.

The Company recorded a 34% benefit for income taxes for the first six months of fiscal 1997, compared to a 35% provision for all of fiscal 1996. In comparison to the preceding fiscal year, the benefit was the result of the operating loss discussed above. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The minority interest represented that share of SVGL's operating results which were attributable to its minority shareholder, IBM. In March 1997, the Company purchased IBM's interest in SVGL for $3,000,000 and now holds substantially all of SVGL's common stock. Beginning in March 1997, the Company is accounting for SVGL as a wholly-owned subsidiary. For the second quarter of fiscal 1997, minority interest was recorded from the beginning of the quarter through the purchase of IBM's interest and represented an addition to income of $102,000. Minority interest represented reductions from income during the first quarter of fiscal 1997 and the second quarter of fiscal 1996 of $194,000 and $128,000, respectively. For the first six months of fiscal 1997 and 1996, minority interest represented reductions from income of $92,000 and $235,000, respectively.

For the second quarter of fiscal 1997 the Company had a net loss of $16,370,000 ($0.54 per share), compared to net income of $3,331,000 ($0.11 per share) for the first quarter of fiscal 1997 and net income of $17,653,000 ($0.58 per share) for the second quarter of fiscal 1996. For the first half of fiscal 1997, the Company had a net loss of $13,039,000 ($0.43 per share), compared to net income of $34,134,000 ($1.12 per share) for the first six months of fiscal 1996.

FLUCTUATIONS IN QUARTERLY RESULTS, DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND GEOGRAPHIC MARKET PENETRATION

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, and problems obtaining materials or components on a timely basis.* In light of these factors and the effect of the current uncertainty in the global semiconductor market on demand for the Company's wafer fabrication systems, the Company is likely to again experience variability in quarterly operating results.*

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* Additionally, the Company believes that it will have to develop products capable of processing 300mm wafers as advanced semiconductor manufacturers progress from the current 200mm wafer standard.* Failure to successfully introduce new products in a timely manner could result in the loss of competitive position and reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

During fiscal 1996, the Company introduced new products in all three of its product groups for shipment in fiscal 1997. From time-to-time, the Company has experienced difficulty in effecting transitions to new products or in ramping up production and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering or to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of its products.* Therefore, the inability to effect the timely production of such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process. As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time which will increase profitability.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. Significant competitive factors include product performance and reliability, familiarity with particular manufacturers' products, established relationships between suppliers and customers, particulate contamination control, product availability and, particularly in recent months intense price competition. Many of the

Company's competitors are Japanese corporations. With the continued strength of the U.S. Dollar in relation to the Japanese yen, the Company ability to compete on the basis of price has been impaired.

The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as DRAMs, with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. To date neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that it must substantially increase its share of these markets if it is to compete as an industry leader.* Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In recent months several of the Company's larger customers have entered into joint ventures (JV) with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances either in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to assure a profitable transaction, either of which could have an adverse effect on the Company's results of operations.*

In order to expand its market share in the Pacific Rim, the Company has begun investing in the staffing and facilities necessary to sell, service and support customers in this area through entities in Korea, Singapore and Thailand. Throughout the Pacific Rim, the Company will be competing with established equipment suppliers with significant market share and anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.*

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that the SVGL Micrascan II series of photolithography systems are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* Additionally, since November 1996, SVGL has shipped two laser-based Micrascan III systems capable of printing .25 micron line widths, and since December 1996 has shipped three of its lamp-based Micrascan QML systems, which are capable of printing isolated .25 micron line widths. The Company believes that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* The Company also believes that the transition to both deep ultraviolet (DUV) step-and-scan systems and steppers will accelerate in calendar 1998.* Currently, customers can purchase DUV steppers to produce product at .25 micron line widths. However, if manufacturers of traditional I-line or DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode Micrascan's competitive and technological advantages, demand for the Micrascan technology may not develop as the Company expects.* Additionally, competitive equipment capable of producing .25 micron line widths using step-and-scan technology is currently available in limited quantities from one competitor, and the Company believes that at least two other manufacturers of advanced photolithography systems will begin shipping competitive machines in the near future.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* The ability to maintain technological leadership is critical to SVGL's success and it must continue to develop advanced technology equipment capable of meeting manufacturers' requirements.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .25 micron.*

The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* During fiscal 1996, the Company began implementing a program to expand SVGL's manufacturing capacity to meet potential future demand for its advanced photolithography systems.* As part of the expansion program, the Company purchased both the existing SVGL facility and a second building to provide immediate and longer-term expansion capability. During the current fiscal year the Company intends to invest in significant further capital improvements related to the facilities and the equipment required to expand the production capabilities of SVGL.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require trained personnel and additional raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, increase its staffing levels and implement manufacturing improvements to meet expected 1997 and 1998 shipment volumes. Additionally, the Company must increase its field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.

One of the most critical components of the Micrascan systems are the projection optics which are manufactured by SVGL. The Company purchases the raw materials for the optics from a single supplier with which it has a long-term supply agreement. The agreement specifies quantities of material that increase over time. Additionally, the supplier is obligated to create and store certain defined quantities of safety stock. There can be no assurance that the supplier will be able to supply the quantities of material specified in the agreement. If the supplier were unable to meet its increasing commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand.

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. The agreements which are currently in effect are discussed in detail below.

In September 1994, the Company and SEMATECH entered into a series of agreements whereby the Company sold SEMATECH warrants to purchase the Company's Common Stock and SEMATECH agreed, based upon the Company achieving certain performance milestones, to provide, through 1997, $22,000,000 of funding for the development of the Micrascan technology and to increase SVGL's manufacturing capability and capacity. As of March 31, 1997, the Company had recognized $17,250,000 of such SEMATECH funding.

During fiscal 1996, the Company entered into agreements with certain customers (the Participants) whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At March 31, 1997, the Company had received $12,000,000 in funding from six Participants, of which $2,634,000 had been recognized and offset against R&D expenditures. In March 1997, one participant withdrew from the program. There can be no assurances that the other Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

While the recent volume of orders for Micrascan systems has been relatively consistent and encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. During the second quarter of fiscal 1997, the Company recorded a charge of $32,582,000 for royalties owed by SVGL to IBM under the terms of a research and development agreement. The charge, which resulted in a loss for the quarter, represented a portion of SVGL's total royalty obligation to IBM of $38,000,000. The remaining $5,418,000 was recorded as a prepayment and will be amortized over certain product shipments to which it applies. Although SVGL had been profitable during the seven preceding quarters, the Company believes that due to the costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing initial quantities of the .25 micron and sub-.25 micron Micrascan systems, in particular the projection optics required for these systems, there can be no assurance that SVGL will be able to operate profitably in the future.*

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, cash and cash equivalents and temporary investments totaled $264,013,000 compared to the September 30, 1996 total of $262,061,000, an increase of $1,952,000. Cash generated from operations, in particular the collection of accounts receivable, and the proceeds of a loan received by SVGL, which is discussed below, was effectively offset by cash used to purchase property and equipment, primarily to facilitate SVGL's increased level of production and manufacturing capacity and to finance increased inventory levels.

As part of a loan package, on February 28, 1997, the Company secured a $6,500,000 loan from the Connecticut Development Authority. The loan has a ten year term, bears interest at 8.25% and is secured by the Company's Wilton, Connecticut facility which houses certain operations of SVGL. The Company anticipates that in the near future it will close the remaining portion of the package, a $3,000,000 ten year loan from the State of Connecticut Department of Economic and Community Development which will bear interest at 1% and will also be secured by the Company's Wilton, Connecticut facility.*

On March 18, 1997, the Company purchased IBM's 6% minority interest in SVGL for $3,000,000 and now owns substantially all of the voting securities of SVGL.

During the second quarter of fiscal 1997, the Company satisfied a royalty obligation in exchange for $23,000,000 in SVGL products, 489,296 shares of Common Stock valued at $10,000,000 and $5,000,000 in cash. (See Note 4 to the Consolidated Condensed Financial Statements.)

The Company sold approximately $20,000,000 in product to a newly established semiconductor foundry in Southeast Asia. The customer still owes the Company approximately $6,000,000 and has indicated that it owes significant amounts to its banks, has no further available bank credit and has significant unpaid trade accounts payable.* The customer has indicated to the Company that it has had a series of meetings with its banks, but to date the banks have not provided additional funding. While the Company believes that is has sufficient reserves to absorb its estimate of probable losses as a result of the customer's potential insolvency, it is continually monitoring the situation and intends to take all available measures to minimize its exposure.*

In July 1996, the Board of Directors authorized the Company to institute a stock repurchase program whereby up to 5,000,000 shares of its Common Stock may be purchased in the open market from time to time. Through May 12, 1997, no Common Stock had been repurchased and the Company had not announced its intention to commence such repurchases.

The Company has a $75,000,000 unsecured revolving bank credit facility which expires in December 1999. Advances under the facility bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At May 12, 1997, there were no borrowings outstanding under the facility.

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

                                    None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                                    None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The Annual Meeting of Stockholders of the Company was held on February 20, 1997 (the "Annual Meeting"). The vote of holders of record of 30,180,259 shares of the Company's Common Stock outstanding at the close of business on December 23, 1996 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                  (b) The following persons were elected Directors of the Company at the Annual Meeting:

                                                                      VOTES WITHHOLDING
                                                        VOTES FOR         AUTHORITY
                                                        ----------        ---------
                           Papken S. Der Torossian      26,429,551         748,690
                           William A. Hightower         26,318,751         859,490
                           William L. Martin            26,425,651         752,590
                           Larry W. Sonsini             26,440,311         737,930
                           Nam P. Suh                   26,453,486         724,755
                           Lawrence Tomlinson           26,455,511         722,730

                  (c) The proposal to amend the Company's Certificate of Incorporation to provide that the Board of Directors be divided into three classes of directors serving staggered three-year terms required the approval of the affirmative vote of a majority of outstanding shares of Common Stock, which approval was not obtained. The Stockholders' vote on such amendment was 10,371,095 shares FOR; 9,262,659 shares AGAINST; 138,948 shares ABSTAINED from voting; and 7,405,539 shares were NON-VOTES.

                  (d) The proposal to amend the Company's Certificate of Incorporation to require that stockholder action be taken at an annual meeting or special meeting of stockholders and prohibiting stockholder action by written consent required the approval of the affirmative vote of a majority of outstanding shares of Common Stock, which approval was not obtained. The Stockholders' vote on such amendment was 10,067,470 shares FOR; 9,772,016 shares AGAINST; and 134,695 shares ABSTAINED from voting; and 7,204,060 shares were NON-VOTES.

                  (e) The proposal to amend the Company's Certificate of Incorporation to eliminate cumulative voting in the election of directors required the approval of the affirmative vote of a majority of outstanding shares of Common Stock, which approval was not obtained. The Stockholders' vote on such amendment was 13,504,487 shares FOR; 6,032,301 shares AGAINST; and 235,914 shares ABSTAINED from voting; and 7,405,539 shares were NON-VOTES.

                  (f) The Company's 1996 Stock Plan was adopted and 1,500,000 shares of Common Stock were reserved for issuance thereunder. The Stockholders' vote on such amendment was 12,397,833 shares FOR; 7,865,970 shares AGAINST; and 268,002 shares ABSTAINED from voting; and 6,646,436 shares were NON-VOTES.


ITEM 5.           OTHER INFORMATION.

                  None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)              Exhibits

                                   27  Financial Data Schedule.

                  (b)              Reports on Form 8-K

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


                                           SILICON VALLEY GROUP, INC.
                                           --------------------------
                                                   (Registrant)




Date:    May 12, 1997                      By: /s/ Papken S. Der Torossian
                                                   ------------------------
                                                   Papken S. Der Torossian
                                                   Chief Executive Officer and
                                                   Chairman of the Board



Date:    May 12, 1997                      By: /s/ Russell G. Weinstock
                                                   ------------------------
                                                   Russell G. Weinstock
                                                   Vice President Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit
  No.                       Description
-------                     -----------




  27                   Financial Data Schedule

