Form 10-Q
period 1997-06-30
SILICON VALLEY GROUP INC
filed 1997-08-11
CIK 712752

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

         For the quarterly period ended June 30, 1997.

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

         The number of shares outstanding of the Registrant's Common Stock as of July 30, 1997 was 30,939,216.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets as of
         June 30, 1997 and September 30, 1996                               3

         Consolidated Condensed Statements of Operations
         for the Quarters and the Nine Month Periods
         Ended June 30, 1997 and 1996                                       4

         Consolidated Condensed Statements of Cash Flows
         for the Nine Months Ended June 30, 1997 and 1996                   5

         Notes to Consolidated Condensed Financial Statements               6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


PART II.  OTHER INFORMATION                                                15


SIGNATURES                                                                 16

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                              June 30,       September 30,
                                                                1997             1996
                                                             -----------     -------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                     $ 151,551        $218,841
     Temporary investments                                       80,358          43,220
     Accounts receivable (net of allowance for doubtful
         accounts of $6,275 and $6,003, respectively)           130,719         151,011
     Inventories                                                220,095         213,229
     Prepaid expenses                                             8,041           7,227
     Deferred taxes                                              11,645           9,295
                                                              ---------        --------
         Total current assets                                   602,409         642,823
PROPERTY AND EQUIPMENT - NET                                    118,682          81,577
DEPOSITS AND OTHER ASSETS                                         4,424           2,312
INTANGIBLE ASSETS - NET                                           2,549           2,665
                                                              ---------        --------
TOTAL                                                         $ 728,064        $729,377
                                                              =========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligations             $     742        $    437
     Accounts payable                                            39,569          35,556
     Accrued liabilities                                        128,719         137,526
     Income taxes payable                                         1,700           5,649
                                                              ---------        --------
         Total current liabilities                              170,730         179,168
LONG-TERM DEBT AND CAPITAL LEASES                                 5,913             217
DEFERRED LIABILITIES                                              3,259           3,338
MINORITY INTEREST                                                    --           4,705
STOCKHOLDERS' EQUITY:
     Common Stock - shares outstanding:
         June 30, 1997: 30,875,845
         September 30, 1996: 30,175,794                         391,332         378,033
     Retained earnings                                          157,108         163,916
     Net unrealized loss on investments                            (100)             --
     Accumulated translation adjustments                           (178)             --
                                                              ---------        --------
     Stockholders' equity                                       548,162         541,949
                                                              ---------        --------
TOTAL                                                         $ 728,064        $729,377
                                                              =========        ========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Quarters Ended              Nine Months Ended
                                                  June 30,                      June 30,
                                                  --------                      --------
                                            1997           1996           1997           1996
                                            ----           ----           ----           ----
NET SALES                                 $ 161,138      $ 167,858      $ 425,523      $ 496,806
COST OF SALES                               100,250         96,522        264,348        289,655
                                          ---------      ---------      ---------      ---------
GROSS PROFIT                                 60,888         71,336        161,175        207,151
OPERATING EXPENSES:
     Research, development and
         related engineering                 18,140         17,374         52,906         49,998
     Marketing, general and
         administrative                      35,965         30,042         93,633         86,975
     Settlement of royalty obligation            --             --         32,582             --
                                          ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                       6,783         23,920        (17,946)        70,178
INTEREST AND OTHER INCOME - NET               2,806          3,704          8,111         10,574
INTEREST EXPENSE                               (148)           (82)          (341)          (334)
                                          ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME
     TAXES AND MINORITY INTEREST              9,441         27,542        (10,176)        80,418
PROVISION (CREDIT) FOR INCOME TAXES           3,210          9,639         (3,460)        28,146
MINORITY INTEREST                                --            307             92            542
                                          ---------      ---------      ---------      ---------

NET INCOME (LOSS)                         $   6,231      $  17,596      $  (6,808)     $  51,730
                                          =========      =========      =========      =========

NET INCOME (LOSS) PER SHARE               $    0.20      $    0.58      $   (0.22)     $    1.69
                                          =========      =========      =========      =========

SHARES USED IN PER SHARE
     COMPUTATIONS                            31,557         30,535         30,458         30,520
                                          =========      =========      =========      =========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           Nine Months Ended
                                                               June 30,
                                                               --------
                                                         1997           1996
                                                         ----           ----
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                 $  (6,808)     $  51,730
     Reconciliation to net cash provided by
         operating activities:
              Depreciation and amortization               17,977          8,732
              Amortization of intangibles                    116            116
              Settlement of royalty obligation            27,582             --
              Deferred income taxes                       (2,350)          (750)
              Minority interest                               92            545
              Changes in assets and liabilities:
                  Accounts receivable                     (2,708)       (30,309)
                  Inventories                             (6,866)       (51,327)
                  Prepaid expenses                         1,262            705
                  Deposits and other assets                  (57)          (794)
                  Accounts payable                         4,013         (1,480)
                  Accrued and deferred liabilities        (8,381)        46,890
                  Income taxes                            (3,949)          (478)
                                                       ---------      ---------
     Net cash provided by operating activities            19,923         23,580
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of temporary investments                   (78,789)       (88,647)
     Maturities of temporary investments                  41,551         57,528
     Purchase of property and equipment                  (55,589)       (33,302)
     Purchase of minority interest in subsidiary          (3,000)            --
                                                       ---------      ---------
     Net cash used for investing activities              (95,827)       (64,421)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                      (499)          (668)
     Proceeds from borrowings                              6,500             --
     Sale of Common Stock                                  3,305        127,957
                                                       ---------      ---------
     Net cash provided by financing activities             9,306        127,289
                                                       ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (692)          (216)
                                                       ---------      ---------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS              (67,290)       (86,232)
CASH AND EQUIVALENTS:
     Beginning of period                                 218,841        166,790
                                                       ---------      ---------
     End of period                                     $ 151,551      $ 253,022
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



2.       INVENTORIES

         Inventories are comprised of (in thousands):

                                             June 30,        September 30,
                                               1997              1996
                                               ----              ----
                                            (Unaudited)
         Raw materials                       $ 89,611          $103,993
         Work-in-process                      125,154           101,293
         Finished goods                         5,330             7,943
                                             --------          --------
                                             $220,095          $213,229
                                             ========          ========


3.       ACQUISITION OF SVGL MINORITY INTEREST

         On March 18, 1997, the Company purchased IBM's 6% equity interest in SVGL for $3,000,000. As a result, the Company now accounts for SVGL as a wholly-owned subsidiary.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.       SETTLEMENT OF ROYALTY OBLIGATION

         Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. On March 18, 1997, the Company satisfied this royalty payment to IBM in exchange for $5,000,000 in cash, 489,296 shares of Common Stock valued at $10,000,000 and $23,000,000 in SVGL product. Of the $38,000,000 total,
         $32,582,000 related to products currently under development and was recognized as an expense in the second quarter of fiscal 1997, and $5,418,000 related to existing products and was recorded as a prepayment which will be amortized to expense through fiscal year 2000 in proportion to the related product sales. Through June 30, 1997, such amortization was not significant.



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

         If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $(0.20) and $0.58 for the quarters ended June 30, 1997 and 1996, respectively, and $(0.20) and $1.89 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

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

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition (LPCVD). The Company manufactures and markets its photolithography exposure products through its subsidiary, SVG Lithography Systems, Inc. (SVGL), its photoresist processing products through its PhotoProcess Division, formerly the Track Systems Division, (Track), and its oxidation/diffusion and LPCVD products through its Thermco Systems Division (Thermco).

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During the first quarter of calendar 1996 (the Company's second fiscal quarter), the growth rate of the worldwide semiconductor industry, measured in terms of its book-to-bill ratio, declined. From March 1996 through March 1997, the Company's quarterly customer order bookings (bookings) were substantially below first half fiscal 1996 levels and did not improve significantly until the third quarter of fiscal 1997. In addition to the decreased level of bookings, the Company experienced customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. As a result of such lower bookings, the Company believes that fiscal 1997 shipments will be lower than fiscal 1996 levels.* Further, there can be no assurance that the Company will not again experience customer delivery deferrals, order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have an adverse effect on its operating results.*

Prior downturns in the worldwide semiconductor industry have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company expects that its operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits.* Any prolonged weakness in demand experienced by the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations.* Further, the Company believes, due in part to a large percentage of its customer base consisting of manufacturers of logic devices, that it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* During fiscal 1996, the Company's two largest customers accounted for 41% of the Company's net sales, the largest representing 31% of the total. During the first nine months of fiscal 1997, a similar trend existed with two customers accounting for 56% of the Company's net sales, the largest representing 29% of the total. The loss of any significant customer, including but not limited to the two largest customers, delays in shipments due to rescheduling or reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will adversely affect the Company's business and results of operations.*

Net sales for the third fiscal quarter ended June 30, 1997 were $161,138,000, a 15% increase from net sales of $140,701,000 for the preceding quarter, but 4% below net sales of $167,858,000 for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, net sales were $425,523,000, down 14% from net sales of $496,806,000 during the first nine months of fiscal 1996. Comparing the third and second quarters of fiscal 1997, the increase in net sales resulted from higher shipments of SVGL and Track products offset in part by decreased shipments of Thermco products. In comparing both the third quarter and first nine months of fiscal 1997 to the corresponding periods of fiscal 1996, the lower net sales were due to lower shipments of Thermco and Track products offset in part by increased shipments of SVGL products.

During the third quarter of fiscal 1997, the Company recorded bookings of $162,298,000 (which represented a book-to-bill ratio of 1.01 to 1). Such bookings are net of the Company's reversal of a $26,098,000 order from Submicron Technology PLC, a Thailand company that is experiencing severe financial difficulties. The third quarter fiscal 1997 bookings were significantly higher than the bookings for both the year-earlier quarter of $136,623,000 (which represented a book-to-bill ratio of 0.81 to 1) and the preceding quarter of $127,726,000 (which represented a book-to-bill ratio of 0.91 to 1). At June 30, 1997, the Company had a backlog of $384,302,000, down slightly from the September 30, 1996 backlog of $394,589,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. At June 30, 1997, the backlog included orders for 39 Micrascan photolithography systems. In addition to the systems included in backlog, SVGL had orders for 13 systems with scheduled delivery dates outside the twelve month backlog window, including orders for six advanced technology 193 nanometer Micrascan systems currently under development.

Gross margin was 38% in both the third and second quarters of fiscal 1997 and was 42% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, gross margin was 38% compared to 42% for the same period of fiscal 1996. During the third and second quarters of fiscal 1997, gross margins were impacted by costs associated with Track's most recent generation product, the 200APS. Shipments of 200APS systems were to commence during the second quarter of fiscal 1997, but have been delayed by approximately nine to twelve months.* In comparing both the third quarter and first nine months of fiscal 1997 to the corresponding periods of fiscal 1996, the lower gross margin was primarily due to reduced volumes in Track and Thermco and the costs related to Track's 200APS product discussed above, offset in part by increased SVGL margin. The improvement in the SVGL gross margin compared to the year earlier periods resulted primarily from the mix of Micrascan photolithography systems shipped as well as increased manufacturing volumes and efficiencies related to Micrascan systems.

Research, development and related engineering (R&D) expense was $18,140,000 (11% of net sales) during the third quarter of fiscal 1997, $17,176,000 (12% of net sales) during the preceding quarter and $17,374,000 (10% of net sales) during the third quarter of fiscal 1996. The Company's R&D expenditures are net of funding received from outside parties under development agreements. During the third and second quarters of fiscal 1997 such funding totaled $2,777,000 and $1,550,000, respectively. During the third quarter of fiscal 1996, the outside funding was negligible. While the amount of R&D was relatively comparable in each of the three quarters, the Company expects that multiple lithography development programs, efforts in all of the product groups to design equipment capable of processing the next generation 300mm wafer and costs associated with Track's 200APS program will result in increased R&D expenditures during the fourth quarter of fiscal 1997.*

Through the first nine months of fiscal 1997 R&D was $52,906,000, compared to $49,998,000 during the first nine months of fiscal 1996. Such R&D amounts are net of funding recognized under joint development agreements of $4,963,000 and $4,157,000 during the fiscal 1997 and fiscal 1996 periods, respectively. In comparison to the year-earlier period, the increase was primarily due to new product development at SVGL and costs associated with Track's 200APS program, offset in part by reduced spending at Thermco.

During the second-half of calendar 1996, the Company sold approximately $20,000,000 in product to Submicron Technology PLC (SMT), a newly established semiconductor foundry in Thailand. SMT paid the Company approximately $14,000,000 before encountering severe financial difficulties. During the third quarter of fiscal 1997, the Company determined that the remaining receivable from SMT was uncollectible and recorded a bad debt loss of $6,000,000. In connection with the sale to SMT, the Company had accrued costs of approximately $2,000,000 for the installation and warranty of the systems sold to SMT, but had yet to commence such efforts. These accrued costs were reversed at the time the bad debt loss was recognized, resulting in a net effect on the Company's fiscal 1997 second quarter and nine-month operating results of approximately $4,000,000 (the SMT Charge).

Marketing, general and administrative expenses (MG&A) were $35,965,000 (22% of net sales) during the third quarter of fiscal 1997, compared to expenditures of $30,505,000 (22% of net sales) during the preceding quarter and $30,042,000 (18% of net sales) during the third quarter of fiscal 1996. The increase in MG&A between the third and second quarters of fiscal 1997 was primarily due to the SMT Charge and the amortization of certain prepaid royalties related to a transaction with IBM which is discussed below. The increase over the year-earlier quarter was principally the result of the SMT Charge, the expansion of the Company's sales and marketing functions, costs incurred by SVGL to expand its technical customer training and support functions and costs incurred by Thermco related to its international installed base. The increase in MG&A as a percentage of net sales compared to the year-earlier quarter was primarily the result of the SMT Charge.

During the first nine months of fiscal 1997 MG&A was $93,633,000 (22% of net sales), up from $86,975,000 (18% of net sales) during same period of fiscal 1996. The increase in MG&A over the year-earlier period was the result of the same factors discussed in the year to year quarterly comparison above, including the SMT Charge, except that such increases were offset in part by reductions in certain costs due to the lower level of Track and Thermco shipments during the first nine months of fiscal 1997. The increase in MG&A as a percentage of net sales during the first nine months of fiscal 1997 was partially due to lower net sales during the 1997 period.

Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. During the second quarter of fiscal 1997, the Company satisfied its obligation, recognized an expense of $32,582,000 which represented royalties related to products currently under development, and recorded a prepayment of $5,418,000 which represented royalties related to existing products which is being amortized to MG&A through fiscal 2000, in proportion to the related product sales.

During the third quarter of fiscal 1997, the Company had operating income of $6,783,000, compared to an operating loss of $27,461,000 for the preceding quarter and operating income of $23,920,000 during the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the Company had an operating loss of $17,946,000, compared to operating income of $70,178,000 for the corresponding period of fiscal 1996. The fiscal 1997 second quarter and nine month operating losses were the result of the royalty settlement discussed above. Without giving effect to the royalty settlement discussed above, the Company would have had operating income for the second fiscal quarter and first nine months of fiscal 1997 respectively, of $5,121,000 and $14,636,000.

Interest and other income was $2,806,000 during the third quarter of fiscal 1997 compared to $2,629,000 for the preceding quarter and $3,704,000 for the year-earlier quarter. For the first nine months of fiscal 1997, interest and other income was $8,111,000 compared to $10,574,000 for the first nine months of fiscal 1996. Compared to the year-earlier periods, the decrease in third quarter and nine-month fiscal 1997 interest and other income was primarily the result of a significantly greater percentage of the Company's investment portfolio consisting of tax-free and tax-advantaged instruments which have lower pre-tax yields than taxable instruments and lower cash balances available for investment. The Company invests in tax-free and tax-advantaged instruments when the after-tax yields on such instruments are higher than those on taxable instruments.

Interest expense was not material during the first nine months of fiscal 1997 or fiscal 1996.

The Company recorded a 34% provision for income taxes for the first nine months of fiscal 1997, compared to a 35% provision for all of fiscal 1996. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of its pretax income.

The minority interest represented that share of SVGL's operating results which were attributable to its minority shareholder, IBM. In March 1997, the Company purchased IBM's interest in SVGL for $3,000,000. The Company now accounts for SVGL as a wholly-owned subsidiary and there is no longer a minority interest. For the second quarter of fiscal 1997, minority interest was recorded from the beginning of the quarter through the date the Company purchased IBM's interest and represented an addition to income of $102,000. For the third quarter of fiscal 1996, minority interest represented a $307,000 reduction from income. For the first nine months of fiscal 1997 and 1996, minority interest represented reductions from income of $92,000 and $542,000, respectively.

For the third quarter of fiscal 1997 the Company had net income of $6,231,000 ($0.20 per share), compared to a net loss of $16,370,000 ($0.54 per share) for the second quarter of fiscal 1997 and net income of $17,596,000 ($0.58 per share) for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the Company had a net loss of $6,808,000 ($0.22 per share), compared to net income of $51,730,000 ($1.69 per share) for the first nine months of fiscal 1996.

FLUCTUATIONS IN QUARTERLY RESULTS, DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND GEOGRAPHIC MARKET PENETRATION

The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, delays in shipments near the end of a quarter can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have a material adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company is likely to continue to experience variability in quarterly operating results.*

Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* Additionally, the Company believes that it will have to develop products capable of processing 300mm wafers as advanced semiconductor manufacturers progress from the current 200mm wafer standard.* Failure to successfully introduce new products in a timely manner could result in the loss of competitive position and reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

During fiscal 1996, the Company introduced new products in all three of its product groups for shipment in fiscal 1997. From time-to-time, the Company has experienced difficulty in effecting transitions to new products or in ramping up production and, consequently, has suffered delays in product deliveries. There can be no assurance that the Company will not experience manufacturing problems as a result of capacity constraints or ramping up production by upgrading or expanding existing operations.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* Therefore, the inability to effect the timely production of such products or any failure to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process. As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time which will increase profitability.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. Significant competitive factors include product performance and reliability, familiarity with particular manufacturers' products, established relationships between suppliers and customers, particulate contamination control, product availability and, particularly in recent months, intense price competition. Many of the Company's competitors are Japanese corporations. With the strength of the U.S. Dollar in relation to the Japanese yen, the Company's ability to compete on the basis of price has been impaired.

The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as DRAMs, with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. To date neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that it must substantially increase its share of these markets if it is to compete as an industry leader.* Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In the past, several of the Company's larger customers have entered into joint ventures (JV) with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to assure a profitable transaction, either of which could have an adverse effect on the Company's results of operations.*

In order to expand its market share in the Pacific Rim, the Company has begun investing in the staffing and facilities necessary to sell, service and support customers, primarily in Korea and intends commence such investments in Taiwan.* Throughout the Pacific Rim, the Company will be competing with established equipment suppliers with significant market share and anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.*

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that SVGL's Micrascan II family of photolithography systems, capable of printing line widths as fine as .30 micron, are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* In addition, SVGL is shipping lamp-based Micrascan QML systems, which are capable of printing isolated .25 micron line widths, and laser-based Micrascan III systems capable of printing .25 micron line widths.* The Company believes that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* The Company also believes that the transition to deep ultraviolet (DUV) step-and-scan systems will accelerate in calendar 1998.* If manufacturers of traditional I-Line or DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode Micrascan's competitive and technological advantages, demand for the Micrascan technology may not develop as the

Company expects.* Additionally, competitive equipment capable of producing .25 micron line widths using step-and-scan technology is currently available in limited quantities from one competitor, and the Company believes that at least two other manufacturers of advanced photolithography systems will begin shipping competitive machines in the near future.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* The ability to maintain technological leadership is critical to SVGL's success and it must continue to develop advanced technology equipment capable of meeting manufacturers' requirements.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .25 micron.*

The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* During fiscal 1996, the Company began implementing a program to expand SVGL's manufacturing capacity to meet potential future demand for its advanced photolithography systems.* As part of the expansion program, the Company purchased both the existing SVGL facility and a second building to provide immediate and longer-term expansion capability. During the first nine months of fiscal 1997, the Company has invested in significant further capital improvements related to the facilities and the equipment required to expand the production capabilities of SVGL and expects such expenditures to continue during the fourth quarter.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require trained personnel and additional raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, increase its staffing levels and implement manufacturing improvements to meet expected 1997 and 1998 shipment volumes. Additionally, the Company must increase its field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.

One of the most critical components of the Micrascan systems are the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company is increasing SVGL's optical manufacturing floor space and procuring metrology equipment and test stands. The Company believes that in order for SVGL to attain it goals, it must be successfully reduce the cycle times required to build projection optics and increase the optical manufacturing output.*

The Company purchases the raw materials for the optics from a single supplier with which it has a long-term supply agreement. The agreement specifies quantities of material that increase over time. Additionally, the supplier is obligated to create and store certain defined quantities of safety stock. There can be no assurance that the supplier will be able to supply the quantities of material specified in the agreement. If the supplier were unable to meet its increasing commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.

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

In September 1994, the Company and SEMATECH entered into a series of agreements whereby the Company sold SEMATECH warrants to purchase the Company's Common Stock and SEMATECH agreed, based upon the Company achieving certain performance milestones, to provide $17,500,000 of funding for the development of Micrascan technology and $4,500,000 to be utilized to increase SVGL's manufacturing capability and capacity. During the quarter ended June 30, 1997, $250,000 of such development funding was recognized and represented all of the remaining development funding available under the SEMATECH agreements.

During fiscal 1996, the Company entered into agreements with certain customers (the Participants) whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At June 30, 1997, the Company had received $13,000,000 in funding from six Participants, of which $5,098,000 had been recognized and offset against R&D expenditures. In March 1997, one participant withdrew from the program. There can be no assurances that the other Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

While the recent volume of orders for Micrascan systems has been relatively consistent and encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. If SVGL is to attain its goal of being a volume supplier of advanced photolithography systems, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan systems.* Although SVGL is profitable, the Company believes that as a result of costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing initial quantities of the .25 micron and sub-.25 micron Micrascan systems, in particular the projection optics required for these systems, there can be no assurance that SVGL will be able to operate profitably in the future.*

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, cash and cash equivalents and temporary investments totaled $231,909,000, down $30,152,000 from the September 30, 1996 balance of
$262,061,000. This decrease was primarily due to purchases of property and equipment to facilitate the expansion of SVGL's manufacturing capacity and offset in part by cash generated from operations.

As part of an agreement with Connecticut state agencies, the Company, on February 28, 1997, received a $6,500,000 loan from the Connecticut Development Authority. The loan has a ten year term, bears interest at 8.25% and is secured by the Company's Wilton, Connecticut facility which houses certain operations of SVGL. The Company anticipates that in the near future it will close the remaining portion of the agreement and will receive a $3,000,000 ten year loan from the State of Connecticut Department of Economic and Community Development. This loan is to bear interest at 1% and also be secured by the Company's Wilton, Connecticut facility.*

In July 1996, the Board of Directors authorized the Company to institute a stock repurchase program whereby up to 5,000,000 shares of its Common Stock may be purchased in the open market from time to time. Through August 8, 1997, no Common Stock had been repurchased and the Company had not announced its intention to commence such repurchases.

The Company has a $75,000,000 unsecured revolving bank credit facility which expires in December 1999. Advances under the facility bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At August 8, 1997, there were no borrowings outstanding under the facility.

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


                                        SILICON VALLEY GROUP, INC.
                                        ---------------------------------------
                                               (Registrant)




Date: August 11, 1997                   By: /s/  PAPKEN S. DER TOROSSIAN
                                            -----------------------------------
                                            Papken S. Der Torossian
                                            Chief Executive Officer and
                                            Chairman of the Board



Date: August 11, 1997                   By: /s/  RUSSELL G. WEINSTOCK
                                            -----------------------------------
                                            Russell G. Weinstock
                                            Vice President Finance and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


        Ex 27     Financial Data Schedule