Form 10-K
period 1997-09-30
SILICON VALLEY GROUP INC
filed 1997-12-30
CIK 712752

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(MARK ONE)
[X] Annual Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934.

        For the Fiscal Year Ended September 30, 1997.*

[  ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the transition period from __________to __________.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 28, 1997, was approximately $679,538,563. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the Registrant's Common Stock as of November 28, 1997 was 30,183,777.

* See Part II, Item 8 of this report for information regarding Registrant's fiscal year.

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the parts of this Form 10-K indicated:

   Proxy Statement for Annual Meeting of Stockholders to be held on
     February 19, 1998                                                           Part III

   Annual Report to Stockholders for fiscal year ended September 30, 1997        Parts II & IV

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

        Silicon Valley Group, Inc. (the "Company" or "SVG") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The fabrication of integrated circuits involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. SVG has three principal product groups which focus primarily on photolithography, photoresist processing, and deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company's products incorporate proprietary technologies and unique processes, and focus on providing process and product technologies and productivity enhancements to its customers. SVG works closely with its existing and potential customers in the development of new systems and technologies and supports its products through a network of worldwide service and technical support organizations.

        The Company manufactures and markets its photolithography exposure products through its wholly-owned subsidiary, SVG Lithography Systems, Inc. ("SVGL"), its photoresist processing products through its Track Systems Division ("Track") and its oxidation/diffusion and LPCVD products through its Thermco Systems Division ("Thermco").

INDUSTRY BACKGROUND

        Continuous improvements in semiconductor process and design technologies have led to the production of smaller, more complex and more reliable devices at a lower cost per function. As performance has increased and size and cost have decreased, the demand for semiconductors has expanded in computer systems, telecommunications systems, automotive products, consumer goods and industrial automation and control systems. Semiconductor content as a percentage of system cost has also increased. The Company believes that these long-term trends will continue and will be accompanied by a growing demand for semiconductor production equipment that can produce advanced integrated circuits in high volumes with a low cost of ownership.*

        The rapid development of advanced semiconductor applications requires semiconductor manufacturers to continually improve their core technology and manufacturing capabilities to remain competitive within the industry. As a consequence, semiconductor manufacturers demand increasingly sophisticated, cost effective processing equipment from semiconductor equipment suppliers. The increasing diversity and complexity of semiconductor products, the demands of technological change and the costs associated with keeping pace with industry developments have contributed to the emergence of cooperative development and manufacturing alliances both between semiconductor manufacturers and between semiconductor manufacturers and semiconductor equipment suppliers. The Company believes it is essential to have customer alliances to provide access to valuable product and process technologies. These factors result in customers concentrating their business with a small number of key suppliers.

STRATEGY

        The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier that offers a broad line of technologically advanced products. The Company's strategy incorporates the following key elements:

        o Technological Innovation. The Company is committed to developing new products, improving processes and enhancing existing products through substantial investment in research and development. The Company designs and manufactures sophisticated semiconductor manufacturing systems for advanced fabrication facilities. Its products incorporate proprietary technologies in photolithography, control software, optics and particulate control and unique processes focusing on providing process and product technologies and productivity enhancements to customers. Additionally, the Company works with universities and laboratories to leverage new concepts for its advanced projects.

        o Customer Collaboration. The Company's objective is to strengthen its position as a leading worldwide semiconductor equipment supplier by offering a broad line of technologically advanced products. The Company works closely with its existing and potential customers, industry consortia and research institutions to improve current products and processes and to define new product development opportunities. These efforts enable the Company to participate in the development of new technologies, to influence the design of new fabrication processes and to position itself as a principal supplier for volume equipment orders. The Company believes that cooperative working relationships with leading semiconductor manufacturers are critical to ensuring that its products are designed in conjunction with the development of the semiconductor manufacturers' advanced process requirements.

        o Continuous Improvement. The industry requires that equipment suppliers provide cost effective products that are based on extendible technology. Cost of ownership and the ability to satisfy customer delivery requirements are critical ingredients in the selection process for advanced equipment. To address these issues, the Company is responding by expanding certain of its facilities and deploying capital for manufacturing and test equipment to respond to the requirements of the semiconductor industry. Additionally, the Company continues to implement programs to increase the effectiveness of its -- material procurement, reduce manufacturing cycle times and improve production methods and processes to gain additional efficiencies.

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

SVG LITHOGRAPHY SYSTEMS, INC. (SVGL)

        SVGL designs, manufactures, markets and services advanced photolithography exposure systems. Photolithography is one of the most critical and expensive steps in integrated circuit fabrication, representing approximately one-third or more of the fabrication cost. Consequently, integrated circuit manufacturers focus on obtaining advanced photolithography equipment to help them produce critical layers for increasingly complex devices reliably, efficiently and cost-effectively.

        In the photolithography step of the fabrication process, the integrated circuit patterns are projected through masks, or reticles, onto the silicon wafers. As semiconductors have become more complex, the patterns have become finer, with line widths as narrow as 0.25 micron (approximately 10 millionths of an inch) and below in many of today's more advanced integrated circuits. As the patterns become finer, photolithography exposure systems must be capable of projecting the patterns through the masks with ever finer resolution. The resolution capability of a photolithography exposure system is a function of numerical aperture (a measure of its light gathering characteristics) and the wavelength of the light used in exposure. With the advancement of photolithography technology has come a trend toward the reduction in wavelength from G-line (436 nanometer) to I-line (365 nanometer) to Deep UV (248 and 193 nanometer) and the increase in numerical aperture from 0.2 to 0.6.

        Historically, there have been two major approaches to photolithography exposure systems: full field scanning projection aligners ("scanners") and refractive steppers ("steppers). Scanners project a full scale mask image onto a moving full wafer, while steppers sequentially expose a small section of a wafer in a stepped sequence of exposures, but do so by reducing the size of a mask image by several fold (typically 5 times). Thus, scanners offer large exposure fields while steppers offer masks that are easier to make and have a lower cost. These strengths are combined in the step and scan system, a technology pioneered by SVGL.

        Micrascan. The Company believes that its Micrascan photolithography step and scan exposure system provides the increased resolution required for current advanced logic and memory devices and for succeeding generations of complex, fine geometry integrated circuits through its use of Deep UV lamp or laser light source and unique projection optics design. Micrascan overcomes the line-width limitations of steppers over a large exposure field by combining the elements of both steppers and scanners into the Micrascan's step and scan technology.*

        The Micrascan combines advantages of scanning projection aligners and steppers by scanning a portion of the wafer, then "stepping" to another portion of the wafer and repeating the process as necessary. Each scan has the capability to expose a large segment of the wafer. The large exposure field enables Micrascan to fabricate larger devices in a single scan than steppers, thus avoiding the necessity of "stitching" a circuit together through two different exposures. In addition, Micrascan continuously modifies the position of the wafer surface during the scan, using its on-the-fly focus system to keep the wafer in the optimal focal plane, thus providing a larger usable depth of focus. The larger the usable depth of focus field is, the more tolerant of variations in the wafer surface the equipment will be. The Company believes Micrascan's greater tolerance of wafer surface variations can reduce the number of defective devices on a wafer, thereby contributing to higher yields.* It further believes that scanning across the field instead of exposing the entire field at one time also enables Micrascan to achieve greater uniformity of resolution across the entire exposure field and contributes to higher yields of faster devices.*

        The Company believes that SVGL has substantial technological expertise and process knowledge in developing Deep UV step and scan photolithography systems. SVGL has developed internal capability to design and fabricate optical lenses, mirrors and coatings. This includes a combination of purchased and proprietary optical metrology using phase measuring interferometry to precisely measure and test the optical elements it produces. Micrascan incorporates both mirrors and lenses in its optical system, which the Company believes allows for an optical projection system that is less sensitive to environmental variants and accommodates the use of light sources with broader spectral bandwidth (than refractive optics), with the additional benefits of reduced running cost and increased reliability.*

        In addition to the optical system technology described above, SVGL has developed certain proprietary mechanical systems incorporated in the Micrascan to control the position of the wafer and the reticules prior to and during the wafer exposure step. The Company believes that these servo controlled systems contribute to the Micrascan's ability to scan the exposure field at high speeds with no substantial loss of resolution, thereby increasing the throughput capability of the machine.*

        The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that SVGL's Micrascan family of photolithography systems are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* Micrascan II+ systems capable of printing .30 micron line widths sell for up to approximately $5,300,000, depending upon configuration. The Micrascan QML lamp-based systems and Micrascan III laser-based systems, each capable of printing .25 micron line widths, sell for up to approximately $7,200,000, depending upon configuration.

        Uncertain Market for Micrascan Products. To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan deep ultraviolet ("Deep UV") step and scan photolithography systems, capable of producing line widths of .25 micron and below. The development of a market for the Company's Micrascan step and scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes. Lithography manufacturers have been successful in extending the capability of I-Line steppers which have been utilized in the fabrication of complex semiconductor devices with line widths of less than 0.5 micron, such as 64 megabit DRAMs. The Company believes Deep UV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase Deep UV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of Deep UV step and scan systems as compared to Deep UV steppers will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the transition to Deep UV step and scan systems will accelerate in calendar 1998 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* Currently, competitive Deep UV step and scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step and scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of I-Line or Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of Deep UV step and scan systems, demand for the Micrascan technology may not develop as the Company expects.*

        The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .25 micron and processing 300mm wafers.*

   The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets".)

        Micralign. SVGL also sells a family of scanning projection aligners known as "Micralign." The most advanced product in this family, the Micralign 700, is used primarily in the production of semiconductor devices with minimum feature sizes above 1.25 microns, or in the fabrication of less critical layers within more sophisticated semiconductor devices. Micralign products are a mature product family and sales of Micralign products have declined in recent years as steppers have supplanted scanning projection aligners. The Company anticipates that such sales will continue to decline.* A large installed base of Micralign systems exists throughout the world and a majority of SVGL's Micralign related revenues is derived from servicing that installed base and the sales of spare parts. The list price of the Micralign 700 is approximately $1,250,000.

TRACK SYSTEMS DIVISION (TRACK)

        Track designs, manufactures, markets and services photoresist processing equipment which performs all the steps necessary to process semiconductor wafers prior to photolithography exposure, including cleaning, adhesion promotion and photoresist coating, and which performs all the steps required to treat wafers after photolithography exposure prior to etching, including developing and baking. As photoresist processing technology has evolved the Company has developed increasingly advanced products for this market, which are capable of handling integrated circuits with line widths as narrow as 0.18 micron. Each product line includes the principal processing capabilities described above and is generally sold in customer-specified configurations that can include specially engineered features and capabilities. All Track products are available in fully automated cassette-to-cassette configurations either as stand-alone processing stations or as in-line integrated manufacturing systems. The equipment is modular in design to allow configuration to customer requirements. Each semiconductor manufacturer may require certain of the processing stations to effect its proprietary or specialized processes.

        As a result of being able to supply its customers with both SVGL's Micrascan photolithography systems and Tracks photoresist processing products, the Company believes it offers the only clustered solution manufactured by a single supplier. Additionally, Track's 90 Series and its soon to be released 200APS systems are designed to interface with all other lithography exposure products, regardless of manufacture.

        Track's product lines correspond to the development of successive generations of wafer processing technologies. In general, it has been the Company's experience that introduction of new Track products has been followed by lower order levels for older products.

        200-APS. Announced in July 1996, the 200-APS is designed for eight inch advanced fabrication processes for integrated circuits with line widths down to
 .18 micron, such as 256 megabit DRAMs. The system is smaller than the Company's 90-SE and potentially offers customers a lower cost-of-ownership through improvements in productivity such as a smaller floorspace requirement, direct module-to-module robotic wafer-transfer, and reduced photoresist consumption. The 200-APS has improved process capabilities including improved wafer coating uniformities, highly precise wafer transport timing controls and proprietary photoresist dispense technologies. The Company initially expected to ship production units of the 200-APS during the second quarter of fiscal 1997. However, certain design difficulties have delayed the introduction of the 200-APS and SVG believes that it will ship the first such units in the second quarter of fiscal 1998.* Prices of the 200-APS will range from approximately $1,000,000 to $2,500,000.

        90 Series. The 90 Series, the 90-S and the 90-SE photoresist processing systems are designed for use in fabrication processes for integrated circuits with line widths as narrow as 0.25 micron, such as is required for 64 megabit DRAMs. The 90 Series incorporates a proprietary wafer transfer system to increase throughput and provides features allowing it to interface with factory automation systems, such as those using automated guided vehicles. The 90 Series can process wafers up to eight inches in diameter. The 90-S and the more recent 90-SE offer improved cost of ownership through increased productivity and a smaller floor space requirement. Prices of the 90 Series range from approximately $650,000 to $1,500,000.

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

THERMCO SYSTEMS DIVISION (THERMCO)

        Thermco designs, manufactures, markets and services large batch thermal processing products which address the oxidation/diffusion and LPCVD steps of the semiconductor fabrication process. Thermco products are used for a broad range of processing applications required in the fabrication of most semiconductor devices, including growing insulating layers on the wafers, diffusing dopants into the silicon structure and depositing insulating or conducting films on the wafer surface. Thermco's products incorporate proprietary technology the Company has developed in the areas of thermal control, gas handling, particle control and automated wafer handling.

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

        Rapid Vertical Processor - 300 ("RVP-300"). Announced in 1997, the RVP-300 is the latest addition to the vertical furnace product line. RVP-300 is designed for processing of 300mm (12 inch) wafers addressing requirements for 0.18um technology and beyond. The design of RVP-300 focuses on maximizing productivity and throughput. This is done by utilizing features such as fast temperature ramp up and ramp down capability, Model Based Temperature Control
(MBTC) for optimized temperature control across the wafer, and a dual boat configuration. Initial shipments of the RVP-300 are scheduled to ship in the first half of 1998. Prices of the RVP-300 will range from $1,500,000 to $1,800,000, depending on configuration.

        Series 9000 Rapid Vertical Processor ("RVP"). Introduced in 1996, the RVP is based on the Advanced Vertical Processor ("AVP") platform, processes both eight inch and six inch wafers and meets sub-.50 micron technology requirements. The RVP features a proprietary and patented design that enables it to ramp up and ramp down temperatures anywhere between twice and ten times as fast as the AVP and offers faster throughput and tighter junction depth control for critical anneals. By utilizing the AVP platform, the Company believes that the RVP, which incorporates key features of the AVP, such as 16-cassette wafer handling and model based temperature control (MBTC), offers the high reliability of the established AVP product line. The typical price range of an RVP system is $1,100,000 to $1,500,000, depending on process configuration.

        Series 8000 Advanced Vertical Processor ("AVP"). Initially shipped in September 1992, the AVP is a vertical furnace designed to meet the eight and six inch wafer requirements of sub-.50 micron processing. The Series 8000 single tube systems include advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes ( 400 wafers), and model based temperature control (MBTC) for accurate wafer temperature regulation. The AVP system is designed to offer customers a low cost of ownership, through high productivity and a low square footage requirement. The typical price range of an AVP system is $700,000 to $1,000,000, depending on process configuration.

        Vertical Thermal Reactor ("VTR"). Thermco's VTR processes wafers from 100mm to 200mm in diameter. It operates under computer control, providing specialized process recipe introduction, cassette-to cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. In general, the VTR offers comparable reliability, lower contamination and better process uniformity than horizontal reactors. The VTR can be installed through-the-wall in a customer's clean room facility and is compatible with industry standard software interfaces. The VTR 7000PLUS, in comparison to earlier versions of VTR's, offers improved process control, uniformity, reduced particle levels, higher throughput, internal storage capabilities and the industry's standard mechanical interface (SMIF). Typical prices for the Company's VTR products range from approximately $500,000 to $900,000.

        Horizontal Processing Systems. The typical horizontal system consists of four separately controlled cylindrical reaction chambers which are mounted horizontally, one directly above the other. Horizontal systems are a mature product family. Sales of these systems have been declining in recent years, as semiconductor manufacturers have increasingly installed vertical reactors in their newer fabrication facilities and the Company expects this trend to continue. However, the Company believes that manufacturers of less complex devices will continue to have some need for horizontal processing systems for the foreseeable future, but at successively declining rates.* In addition, the existing installed base of horizontal processing systems enables the Company to generate revenues through the sale of spare parts and upgrades. Prices for horizontal systems range from approximately $400,000 to $900,000.

CUSTOMERS

        The Company's customer base includes companies that manufacture semiconductor devices primarily for sale to others and companies that manufacture semiconductor devices primarily for internal use. Repeat sales to existing customers represent a significant portion of the Company's processing equipment sales. The Company believes that its installed customer base represents a significant competitive advantage.* By working closely with its established customer base, the Company is able to identify new product development opportunities. The Company's major customers during fiscal 1997 included the following:


   Hewlett-Packard                 Motorola                            SGS-Thomson
   IBM                             Phillips Semiconductor              Samsung
   Intel                           ProMos Technologies                 Siemens
   Macronix International

        The Company relies on a limited number of customers for a substantial percentage of its sales. In fiscal 1996, Intel, Motorola and IBM represented 31%, 10% and 7%, respectively, of sales and the Company's largest five customers represented 60% of sales. For fiscal 1997, Intel and IBM represented 38% and 22%, respectively, of sales and the Company's largest five customers represented 74% of sales. In fiscal 1996 and 1997, Intel represented a substantial portion of the total sales of both Track and SVGL. The loss of a significant customer (and in particular the loss of Intel as a Track or SVGL customer), a delay in shipment due to customer rescheduling or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's business and results of operations. *

MARKETING, SALES AND SERVICE

        The Company markets and sells its products primarily to independent manufacturers of semiconductor devices and computer, telecommunications and other companies that manufacture semiconductor devices for their own use. The market for the Company's products is worldwide. The Company sells its products in the United States principally through its direct sales organization. The Company sells its products overseas through a direct sales staff, independent distributors and independent representatives in Europe, Israel and the Far East. The following table sets forth the Company's revenues by geographic area as a percentage of net sales for the three fiscal years ended September 30, 1997:

                                         YEARS ENDED SEPTEMBER 30,
                                    1995           1996          1997

United States                       68%             65%           72%
Western Europe                      24              25            18
Far East                             8              10            10

        Reliability, which is commonly measured in up-time and mean time between failure, and performance are increasingly important factors by which customers evaluate the potential suppliers of sophisticated processing systems. The Company believes that its field service and process support capabilities are major factors in its selection as an equipment supplier. Increasingly, semiconductor manufacturers are requiring seven-day, around the clock, on site or on call support. To meet this need, the Company continues to expand its field service organization, increase its technical and process support personnel, enhance its training programs and increase spare part inventories deployed at both customer sites and regional field depots. Service personnel are based in field offices throughout the United States, Western Europe, Japan and the Pacific Rim and increasingly on site at particularly large customer locations.

        The Company warrants its products against defects in design, materials and workmanship, generally for periods ranging from one to two years.

BACKLOG

   At September 30, 1997 and 1996, the Company had backlog of approximately $421,000,000 and $395,000,000, respectively. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Such orders are subject to cancellation by the customer with limited charges. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. During the first quarter of calendar 1996 (the Company's second fiscal quarter), the growth rate of the worldwide semiconductor industry, measured in terms of its book-to-bill ratio, declined. During the four fiscal quarters ended March 1997, the Company's quarterly customer order bookings ("bookings") were substantially below first half fiscal 1996 levels and the Company experienced customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. Notwithstanding a significant increase in bookings during the third and fourth quarters of fiscal 1997, the Company's fiscal 1997 shipments were below fiscal 1996 levels as a result of the lower bookings in the preceding fiscal quarters. There can be no assurance that the Company will not again experience customer delivery deferrals, order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have an adverse effect on its operating results.*

        Approximately 10% of the Company's backlog at September 30, 1997 consisted of orders from customers in the Pacific Rim. In light of the recent economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations or deferrals of existing orders from customers in such countries, any of which would have an adverse effect on the Company's business and results of operations.*

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING

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

        In September 1994, the Company and SEMATECH entered into a series of agreements whereby the Company sold SEMATECH warrants to purchase the Company's Common Stock and SEMATECH agreed, based upon the Company achieving certain performance milestones, to provide, through 1997, $17,500,000 of funding for the development of the Micrascan technology and $4,500,000 to increase SVGL's manufacturing capability and capacity. As of September 30, 1997, the Company had recognized all of the SEMATECH funding. Under the agreements with SEMATECH, the Company was obligated to provide certain funds from its own resources. The Company has fulfilled these contractual obligations.

        During fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At September 30, 1997, the Company had received $16,000,000 in development funding from six Participants, of which $8,085,000 had been recognized and offset against research and development expenditures. In March 1997, one participant withdrew from the program. There can be no assurances that the other Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant.

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

        In connection with the Company's acquisition of SVGL in 1990, SVGL received an equity investment and research and development funding commitments for Micrascan from IBM. Under the terms of the related research and development agreement, SVGL owed IBM certain royalties based on future operating results. During the second quarter of fiscal 1997, the Company satisfied its obligation, recognized an expense of $32,582,000, which represented royalties related to products currently under development, and recorded a prepayment of $5,418,000, which represented royalties related to existing products which are being amortized through fiscal 2000 in proportion to the related product sales.

        The Company has historically devoted a significant portion of its personnel and financial resources to research and development programs. For fiscal years 1997, 1996, and 1995, total research and development expenditures were approximately $82,000,000, $72,000,000, and $53,000,000, respectively, of which approximately $8,000,000, $5,000,000, and $13,000,000, respectively, was funded by outside parties. Substantially all of the development funding has been received by SVGL for the development of its Micrascan technology and systems. During prior years, the majority of development funding was received from SEMATECH. In fiscal 1997, the funding was received primarily from the Participants for the development of the advanced technology 193 nanometer system.

COMPETITION

        The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion and LPCVD equipment; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, including manufacturers of steppers and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets".)

        Many of the Company's competitors are Japanese corporations. With the current strength of the U.S. dollar in relation to the Japanese yen, the Company's ability to compete on the basis of price has been and may continue to be impaired. In light of the recent economic downturn in certain Asian countries which represent significant markets for such competitors, the Company believes that it may encounter more severe price competition in its non-Asian markets.

        Certain of the Company's existing and potential competitors have substantially greater name recognition, financial, engineering, manufacturing and marketing resources and customer service and support capabilities than the Company. Additionally, the Company is a relative newcomer in the photolithography exposure market. Nikon, and to a lesser extent Canon, have long established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. Although the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them.

        The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price/performance characteristics.

        The Micralign products manufactured by SVGL are generally not competitive with steppers for fabrication of semiconductor devices with line widths smaller than 1.25 micron. In marketing Micrascan systems, SVGL continues to face competition from suppliers employing other technologies, principally I-Line and Deep UV steppers, including Nikon Corp., Canon and ASM Lithography. Additionally, two competitors, Nikon and ASM Lithography have begun shipping initial quantities of .25 micron step and scan photolithography systems which utilize Deep UV light sources, and the Company believes that Canon will begin initial shipments of a similar step and scan system in the near future.* Stepper manufacturers have been successful in extending the capability of I-Line steppers which have been utilized in the fabrication of complex semiconductor devices with line widths of less than 0.5 micron, such as 64 megabit DRAMs. The Company believes Deep UV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase Deep UV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of Deep UV step and scan systems as compared to Deep UV steppers will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control to produce higher yields of faster devices.* There can be no assurance that the Company will be successful in competing with such systems.* The availability of limited quantities of .25 micron step and scan systems from Nikon, as well as ASM Lithography, or announcements of competitive product introductions by Canon or some other supplier, may cause customers to delay purchases from the Company until such new products have been evaluated.* Further, if manufacturers of I-Line or Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of Deep UV step and scan systems, demand for the Micrascan technology may not develop as the Company expects.*

 IMPORTANCE OF THE JAPANESE AND PACIFIC RIM MARKETS

        The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

        In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

        In the Pacific Rim, the Company has been investing in the staffing and facilities necessary to sell, service and support customers, primarily in Korea, and intends to commence such investments in Taiwan.* Throughout the Pacific Rim, the Company will be competing with established equipment suppliers with significant market share and anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, in light of the recent economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations or deferrals of existing orders from customers in such countries, any of which would have an adverse effect on the Company's business and results of operations.*

MANUFACTURING AND RAW MATERIALS

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

        From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced a new Track product, the 200-APS. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, but have been delayed by approximately twelve months.* There can be no assurance that the Company will not experience manufacturing problems as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the 200-APS or other products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* Therefore, the Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

        Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

        Based upon its forecast of continued high growth in demand for photolithography equipment and potential future demand for advanced lithography products, the Company is increasing SVGL's production capacity under an extremely aggressive expansion schedule.* In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. During fiscal 1997, the Company has invested in significant further capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL.* In addition to the timely construction and equipping of facilities, successful completion of this expansion will require the recruitment, training and retention of a high quality workforce, and the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

        One of the most critical components of the Micrascan systems are the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company is increasing SVGL's optical manufacturing floorspace, procuring metrology equipment, and in some instances fabricating test stands. The Company believes that in order for SVGL to attain it goals, it must successfully reduce the cycle times required to build projection optics and increase the optical manufacturing output.*

        On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. A primary reason for the acquisition was TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, and to have TLI commence fabrication of non-aspherical lenses which are currently produced by SVGL.* However, there can be no assurance that TLI's technology is scalable, or that such expertise can be transferred without substantial time or expense, if at all. The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale could have a material adverse effect on the Company's ability to realize any significant benefits from the acquisition of TLI.

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

        The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier and SVGL's projected demand will require that supplier to expand its capacity. The supplier has committed to expand its capacity to meet SVGL's projected requirements in exchange for a long-term, non-cancelable supply agreement. The agreement specifies quantities of material that increase over time and the supplier is obligated to create and store certain defined quantities of safety stock. Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser manufactured in volume by only one supplier. There can be no assurance that either supplier will be able to supply the quantities of material required by SVGL. If either supplier was unable to meet its commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations. SVGL is currently working to qualify an additional source of lasers for its current and future versions of Micrascan systems. However, there can be no assurance that these efforts will be successful.

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

        As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's products and technologies. At least one of the Company's customers has notified the Company that it has received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. The customer has put the Company on notice that it intends to seek indemnification from the Company for any damages and expenses resulting from this matter if found liable or if the customer settles the claim. Although the Company has not received any recent communications on this subject, it cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.

ENVIRONMENTAL REGULATION

        To date, the Company has not encountered significant issues regarding the discharge of material into the environment or otherwise relating to the protection of the environment and therefore has not been required to spend significant amounts for capital or non-capital expenditures in order to comply with laws and regulations pertaining thereto.

        In August 1996, the Company purchased from Perkin-Elmer, approximately 50 acres of land and a 201,000 square foot building thereon (the "Property") located in Ridgefield, Connecticut. At the time the Company purchased the Property, it was aware that certain groundwater and soil contamination was present and that the Property was subject to a clean-up order being performed by Perkin-Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements between the Company and Perkin-Elmer provide that Perkin-Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. While the Company believes that it has been adequately indemnified, if for some reason Perkin-Elmer was unable to comply or did not comply with the clean-up order, the Company could be required to do so.

        The Company does not anticipate any material capital expenditures for environmental control facilities in 1998.*

BUSINESS INTERRUPTION

        The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange, California. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition. The Company's California facilities are located in seismically active regions.

EMPLOYEES

        At September 30, 1997, the Company had 3,099 full-time employees and 290 part-time employees and contract personnel, including 674 in research and development, 1,507 in manufacturing, 1,047 in marketing, sales and customer service and support and 161 in administration. None of the Company's employees are represented by a union. Management considers its relations with its employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company are as follows:

        NAME                       AGE                    POSITION
Papken S. Der Torossian            58       Chairman of the Board and Chief Executive Officer
William A. Hightower               54       President and Chief Operating Officer
Russell G. Weinstock               54       Vice President, Finance and Chief Financial Officer
Edward A. Dohring                  64       Vice President, President, SVG Lithography Systems, Inc.
Steven L. Jensen                   48       Vice President, Worldwide Sales and Service
Jeffrey M. Kowalski                44       Vice President, President, Thermco Systems Division
Boris Lipkin                       50       Vice President, Corporate
John W. Mathews                    49       Vice President, Worldwide Service
Larry W. Sonsini                   56       Secretary

        Mr. Der Torossian became Chairman of the Board and Chief Executive Officer in July 1991, and has been a director of the Company since October 1984.

        Mr. Hightower became President and Chief Operating Officer in August 1997. He has been a member of the Board of Directors of the Company since 1994. From January 1996 to August 1997, Mr. Hightower was the Chairman of the Board of Directors and Chief Executive Officer of Cadnet Corporation and from August 1989 to December 1995, he was the President and Chief Executive Officer of Telematics International, Inc.

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

        Mr. Sonsini has been Secretary since November 1988. He was a member of the Board of Directors of the Company from 1991 to 1997. Mr. Sonsini is a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, counsel to the Company, and is the Chairman of the firm's Executive Committee. Mr. Sonsini serves on the boards of directors of Lattice Semiconductor Corporation, Novell, Inc., and PIXAR.

ITEM 2.  PROPERTIES.

        The Company's corporate headquarters are located in San Jose, California in 36,000 square feet of office space. This space is under a lease that expires in 2006 and has a current base rental of approximately $60,000 per month.

        The Company's Track Systems Division has two leased facilities in San Jose, California. The first is a 90,000 square foot, two-story building with a current monthly base rental of approximately $95,000 and a lease expiration of 2004. The second is also a two story building consisting of approximately 83,000 square feet. The monthly base rental for this facility is approximately $84,000 under a lease expiring in 1998.

        In March 1996, the Company purchased approximately nine acres of land adjacent to one of the Track facilities in San Jose, California. Although the Company currently has no plans to develop the parcel, it provides the flexibility for future expansion of the Company's Track operations and its thermal processing lab.

        The Thermco Systems Division has two facilities in Orange, California. The first facility consists of approximately 92,000 square feet with a base monthly rent expense of approximately $50,000 under a lease expiring in 1999. The second facility consists of approximately 77,000 square feet with a base monthly rental expense of approximately $43,500 under a lease expiring in 1999.

        SVGL owns two facilities in Fairfield County, Connecticut. The first consists of approximately 29 acres of land and buildings totaling approximately 243,000 square feet, located in Wilton, Connecticut. The second consists of approximately 50 acres of land and a 201,000 square foot building located in Ridgefield, Connecticut. As part of its expansion of SVGL's capacity, the Company is in the process of adding an additional 33,000 square feet to the Wilton facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended September 30, 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, at page 33 under the caption "Common Stock Prices", which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, at page 33 under the caption "Five-Year Selected Financial Data", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, at pages 34 to 44 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, at pages 13 to 32, which information is incorporated herein by reference.

        The Company observes a 52-53 week fiscal year ending on the Friday closest to September 30. Under this practice, the Company's last three fiscal years ended September 29, 1995, September 27, 1996, and October 3, 1997. For convenience, this Report and the Company's Consolidated Financial Statements refer to all such fiscal years as ending at September 30. Fiscal 1995 and fiscal 1996 each included 52 weeks. Fiscal 1997 included 53 weeks.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        Not applicable.

----------------------------------

        With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

                                    PART III


        Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

        (a) 1. FINANCIAL STATEMENTS.

               The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997, are incorporated by reference:

                Independent Auditors' Report.

                Consolidated Balance Sheets at September 30, 1997 and 1996.

                Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995.

                Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

                Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

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

             3.  EXHIBITS.

EXHIBIT
NUMBER
 10.42**   Employment Agreement between Registrant and Papken S. Der
           Torossian, dated August 1, 1997.

 10.43**   Employment Agreement between Registrant and William A.
           Hightower, dated August 1, 1997.

 10.44**   Employment Agreement between Registrant and Russell G.
           Weinstock, dated August 1, 1997.

 10.45**   Employment Agreement between Registrant and Boris Lipkin, dated
           August 1, 1997.

 13.1 Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1997.

 21.1      Registrant's wholly-owned subsidiaries are (i) SVG Lithography
                Systems, Inc., a Delaware Corporation (SVGL), (ii) Tinsley
                Laboratories, Inc., a California Corporation ("TLI"), (iii)
                Silicon Valley Group, K.K., a Japanese corporation, (iv) SVG
                International Service, a California corporation ("SVG
                International"), (v) Silicon Valley Group FSC Incorporated, a
                Barbados corporation, (vi) SVG Israel, Inc., a Delaware corporation and (vii) SVG Thailand, Inc., a Delaware corporation. SVG Lithography Japan Co., Ltd., a Japanese
                Corporation, SVG Lithography (Europe) B.V., a Netherlands
                Corporation, SVG Lithography Systems Korea, Inc., a Delaware corporation, SVG France S.A.R.L., a French corporation, and SVG
                Lithography Systems FSC, Inc., a Barbados corporation are wholly-owned by SVGL. Century Precision Industries, Inc., a
                California Corporation is wholly-owned by TLI. SVG Europe
                Limited, a United Kingdom corporation ("SVG Europe"), SVG
                France, S.A.R.L., a French corporation, Silicon Valley Group
                Deutschland GmbH, a German corporation, SVG Systems (Asia) Pte.
                Ltd., a Singapore corporation and Thermco Systems (Far East)
                Limited, a Hong Kong corporation are wholly-owned by SVG
                International. UK Systems Limited, an English corporation, is wholly-owned by SVG Europe.

 23.1      Consent of Deloitte & Touche LLP, independent auditors.

 24.1      Power of Attorney (see page 22).

 27        Financial Data Schedule.

--------------------------------------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

                (b)  REPORTS ON FORM 8-K.  None

                (c)  EXHIBITS. See (a) above.

                (d)  FINANCIAL STATEMENT SCHEDULES.  See (a) above.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Silicon Valley Group, Inc.:

      We have audited the consolidated financial statements of Silicon Valley Group, Inc. and subsidiaries as of September 30, 1996 and 1997, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated October 27, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Silicon Valley Group, Inc., listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
DELOITTE & TOUCHE LLP
San Jose, California
October 27, 1997

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SILICON VALLEY GROUP, INC.
December 30, 1997

                                      By:  /s/ Papken S. Der Torossian
                                         -------------------------------------
                                               Papken S. Der Torossian,
                                               Chairman of the Board and
                                               Chief Executive Officer


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

        SIGNATURE                                       TITLE                      DATE
                                             Chairman of the Board,              December 30, 1997
/s/   Papken S. Der Torossian                   Chief Executive
----------------------------------       Officer and Director (Principal
      Papken S. Der Torossian                  Executive Officer)

                                                   President                     December 30, 1997
/s/   William A. Hightower                 Chief Operating Officer
----------------------------------              and Director
      William A. Hightower

                                             Vice President, Finance             December 30, 1997
/s/   Russell G. Weinstock                and Chief Financial Officer
----------------------------------          (Principal Financial and
      Russell G. Weinstock                     Accounting Officer)


/s/   William L. Martin                            Director                      December 30, 1997
----------------------------------
      William L. Martin

/s/   Nam P. Suh                                   Director                      December 30, 1997
----------------------------------
      Nam P. Suh

/s/   Lawrence Tomlinson                           Director                      December 19, 1997
----------------------------------
      Lawrence Tomlinson

EXHIBIT NO.                       EXHIBIT

10.42      Employment Agreement between Registrant and Papken S. Der
           Torossian, dated August 1, 1997.

10.43      Employment Agreement between Registrant and William A.
           Hightower, dated August 1, 1997.

10.44      Employment Agreement between Registrant and Russell G.
           Weinstock, dated August 1, 1997.

10.45 Employment Agreement between Registrant and Boris Lipkin, dated August 1, 1997.

13.1 Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1997.

23.1       Consent of Deloitte & Touche, independent auditors.

27         Financial Data Schedule.

                        --------------------------------

                           SILICON VALLEY GROUP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                         Balance at     Charged to                              Balance
                                         Beginning      Costs and                                at End
Description                              of Period       Expenses    Other   Deductions (1)     of Period
-----------------------------------------------------------------------------------------------------------
YEAR ENDED 9/30/95:
      Allowance for
      Doubtful Accounts                   $  2,630       $  2,026     $ ---    $   (549)        $  4,107

      Product
      Warranty Reserves                     18,325         35,830       ---     (21,552)          32,603

YEAR ENDED 9/30/96:
      Allowance for
      Doubtful Accounts                      4,107          2,018       ---        (122)           6,003

      Product
      Warranty Reserves                     32,603         64,068       ---     (53,772)          42,899

YEAR ENDED 9/30/97:
      Allowance for
      Doubtful Accounts                      6,003          7,611       ---      (7,009)           6,605

      Product
      Warranty Reserves                     42,899         42,320       ---     (41,685)          43,534


(1) Write-offs of uncollectible accounts and costs incurred for warranty repairs.