Form 10-Q
period 1997-12-31
SILICON VALLEY GROUP INC
filed 1998-02-17
CIK 712752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended December 31, 1997.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----
        The number of shares outstanding of the Registrant's Common Stock as of January 30, 1998 was 32,345,215.



================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                            PAGE NO.
                                                                            --------
        Consolidated Condensed Balance Sheets as of
        December 31, 1997 and September 30, 1997                                3

        Consolidated Condensed Income Statements
        for the Quarters Ended December 31, 1997 and 1996                       4

        Consolidated Condensed Statements of Cash Flows
        for the Quarters Ended December 31, 1997 and 1996                       5

        Notes to Consolidated Condensed Financial Statements                    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     8


PART II.  OTHER INFORMATION                                                    18


SIGNATURES                                                                     19

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                December 31,         September 30,
                                                                ------------         ------------
                                                                    1997                 1997
                                                                ------------         ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                        $    122,093         $    129,689
    Temporary investments                                             67,791               76,972
    Accounts receivable (net of allowance for doubtful
        accounts of $7,178 and $6,794, respectively)                 158,111              145,794
    Inventories                                                      229,055              228,453
    Prepaid expenses and other assets                                  7,522                7,507
    Deferred taxes                                                     6,363                5,863
                                                                ------------         ------------
        Total current assets                                         590,935              594,278
PROPERTY AND EQUIPMENT - NET                                         163,696              150,985
DEPOSITS AND OTHER ASSETS                                              5,594                6,170
INTANGIBLE ASSETS - NET                                                4,385                4,584
                                                                ------------         ------------
TOTAL                                                           $    764,610         $    756,017
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                            $     41,297         $     43,707
    Accrued liabilities                                              124,074              127,449
    Current portion of long-term debt and capital leases               2,031                1,848
    Income taxes payable                                               3,639                  515
                                                                ------------         ------------
        Total current liabilities                                    171,041              173,519
LONG-TERM DEBT AND CAPITAL LEASES                                      6,347                6,515
DEFERRED AND OTHER LIABILITIES                                         4,117                2,873
STOCKHOLDERS' EQUITY:
    Common Stock - shares outstanding:
        December 31, 1997:    32,282,254
        September 30, 1997:   32,272,342                             400,332              399,663
    Retained earnings                                                186,106              173,961
    Minimum pension liability                                           (274)                (274)
    Cumulative translation adjustment                                 (3,059)                (240)
                                                                ------------         ------------
        Stockholders' equity                                         583,105              573,110
                                                                ------------         ------------
TOTAL                                                           $    764,610         $    756,017
                                                                ============         ============


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Quarters Ended
                                        ---------------------------
                                                December 31,
                                        ---------------------------
                                          1997              1996
                                        ---------         ---------
NET SALES                               $ 188,707         $ 128,022
COST OF SALES                             114,319            79,268
                                        ---------         ---------
GROSS PROFIT                               74,388            48,754
OPERATING EXPENSES:
    Research, development and
        related engineering                21,069            17,674
    Marketing, general and
        administrative                     36,687            28,003
                                        ---------         ---------

OPERATING INCOME                           16,632             3,077
INTEREST AND OTHER INCOME - NET             1,482             2,813
INTEREST EXPENSE                             (254)             (229)
                                        ---------         ---------

INCOME BEFORE INCOME
    TAXES AND MINORITY INTEREST            17,860             5,661
PROVISION FOR INCOME TAXES                  5,715             1,883
MINORITY INTEREST                              --               194
                                        ---------         ---------

NET INCOME                              $  12,145         $   3,584
                                        =========         =========

NET INCOME PER SHARE - BASIC            $    0.38         $    0.11
                                        =========         =========
SHARES USED IN BASIC PER SHARE
    COMPUTATIONS                           32,277            31,201
                                        =========         =========


NET INCOME PER SHARE - DILUTED          $    0.37         $    0.11
                                        =========         =========
SHARES USED IN DILUTED PER SHARE
    COMPUTATIONS                           33,124            31,747
                                        =========         =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Quarters Ended
                                                                        December 31,
                                                                ---------------------------
                                                                   1997              1996
                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  12,145         $   3,584
    Reconciliation to net cash provided by
        operating activities:
           Depreciation and amortization                            8,436             4,915
           Amortization of intangibles                                199                69
           Deferred income taxes                                     (500)             (250)
           Minority interest                                           --               194
           Changes in assets and liabilities:
               Accounts receivable                                (12,317)           17,993
               Inventories                                           (602)           (8,458)
               Prepaid expenses                                       (15)              573
               Deposits and other assets                              576               191
               Accounts payable                                    (2,410)           (1,124)
               Accrued and deferred liabilities                    (1,949)            3,918
               Income taxes                                         3,124             1,073
                                                                ---------         ---------
    Net cash provided by operating activities                       6,687            22,678
                                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of temporary investments                             (5,186)          (18,110)
    Maturities of temporary investments                            14,367             6,080
    Purchases of property and equipment                           (21,147)          (13,661)
                                                                ---------         ---------
    Net cash used for investing activities                        (11,966)          (25,691)
                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                (235)             (688)
    Proceeds from borrowings                                          250                --
    Sale of Common Stock                                              669                28
                                                                ---------         ---------
    Net cash provided by (used for) financing activities              684              (660)
                                                                ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (3,001)              (56)
                                                                ---------         ---------
DECREASE IN CASH AND EQUIVALENTS                                   (7,596)           (3,729)
CASH AND EQUIVALENTS:
    Beginning of period                                           129,689           219,317
                                                                ---------         ---------
    End of period                                               $ 122,093         $ 215,588
                                                                =========         =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable issued for additional facilities               $      --         $     750



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Results for fiscal 1998 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1998.

2.      RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's Consolidated Condensed Financial Statements to conform to the current fiscal period presentation.

3.      INVENTORIES

        Inventories are comprised of:
                                 December 31,        September 30,
                                 ------------        ------------
                                     1997                1997
                                 ------------        ------------
                                          (In thousands)
Raw materials                    $     90,914        $     92,660
Work-in-process                       128,956             128,662
Finished goods                          9,185               7,131
                                 ------------        ------------
                                 $    229,055        $    228,453
                                 ============        ============

4.      NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," effective October 1, 1997, which replaces prior Earnings Per Share (EPS) reporting and requires dual presentation of basic and diluted EPS. The Company has restated all prior periods to conform with this statement.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

Diluted net income per share includes an additional 847,000 and 545,000 shares at the quarters ended December 31, 1997 and 1996, respectively, to reflect the potential dilution that could occur if dilutive stock options were converted into common stock.

5.      TINSLEY LABORATORIES, INC. ACQUISITION

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. (TLI), in a stock for stock transaction whereby approximately 1,091,000 shares of the Company's Common Stock were exchanged for all outstanding shares of TLI Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The transaction was accounted for as a pooling of interests for financial reporting purposes. All prior periods have been restated to include TLI financial results.

                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition (LPCVD). The Company manufactures and markets its photolithography exposure products through its wholly owned subsidiary, SVG Lithography Systems, Inc.
(SVGL), its photoresist processing products through its Track Systems Division (Track), its oxidation/diffusion and LPCVD products through its Thermco Systems Division (Thermco), and its precision optical components through its wholly owned subsidiary Tinsley Laboratories, Inc. (TLI).

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI"). (See "Liquidity and Capital Resources.") The transaction has been accounted for as a pooling of interests for financial reporting purposes. All amounts discussed below have been retroactively restated to reflect the inclusion of TLI, which does not have a material effect on the overall results of the Company.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns which have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During prior downturns the Company has experienced periods of decreased customer order bookings, customer deferrals of scheduled equipment delivery dates and order cancellations, which in turn have resulted in significant reductions in the Company's net sales, gross margin and net income. The Company expects that its operations as a whole will continue to be dependent on the capital expenditures of semiconductor manufacturers, which in turn will be dependent on anticipated demand for integrated circuits and products utilizing integrated circuits.* There can be no assurance that the Company will not again experience customer delivery deferrals, order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have an adverse effect on its operating results.* Any prolonged weakness in demand experienced by the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations.*

The Company includes in backlog only those customer orders scheduled to ship within twelve months of the fiscal quarter-end. At September 30, 1997 approximately 10% of the Company's backlog consisted of orders from customers in the Pacific Rim. As a result of the recent economic downturn in certain Asian countries, during the first quarter of fiscal 1998, the Company removed $38,000,000 of such orders from its backlog due to the rescheduling of shipment dates beyond the Company's twelve month parameter. There can be no assurance that the Company will be able to obtain additional orders from Pacific Rim customers or that it will not experience cancellations or additional deferrals of existing orders from customers in such countries, any of which would have an adverse effect on the Company's business and results of operations.*

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1997, the Company's two largest customers accounted for 60% of net sales, the largest representing 38% of the total and during the first quarter of fiscal 1998, the Company's three largest customers comprised 74% of net sales, the largest representing 49% of the total. The loss of any significant customer, delays in shipments due to rescheduling or reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will adversely affect the Company's business and results of operations.* The Company believes that, for the foreseeable future, due in part to its customer base consisting primarily of manufacturers of logic devices, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.*

For the first quarter of fiscal 1998, net sales were $188,707,000, a 47% increase from net sales of $128,022,000 during the year-earlier quarter and an 8% increase over fourth quarter fiscal 1997 net sales of $174,244,000. In comparison to both the first and fourth quarters of fiscal 1998, the higher net sales were the result of increased shipments by SVGL and Track offset in part by lower Thermco shipments. During the first quarter of fiscal 1998, the Company recorded new customer order bookings of $175,253,000 compared to bookings during the year-earlier quarter of $130,282,000 and bookings during the preceding quarter of $213,450,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. As discussed above, during the first quarter of fiscal 1998, $38,000,000 in Asian orders which were recorded in the preceding quarter were removed from the Company's backlog due to the rescheduling of shipment dates beyond the Company's twelve month backlog parameter. At December 31, 1997, the Company had a backlog of $384,028,000 compared to the September 30, 1997 backlog of $435,482,000, which included the orders discussed above. At December 31, 1997, the backlog included orders for 47 Micrascan photolithography systems. With the addition of the Asian orders discussed above, SVGL had orders for 27 additional systems with scheduled delivery dates outside the twelve month backlog window, including orders for six advanced technology 193 nanometer Micrascan systems currently under development.

Gross margin was 39.4% for the first quarter of fiscal 1998, above gross margin of 38.1% in the year-earlier quarter, but below fourth quarter of fiscal 1997 gross margin of 40.2%. As a result of the Company's fiscal calendar, as well as its placement of floating holidays, the first quarter of fiscal 1998 had more holidays and less work days than either the year-earlier or preceding quarters. As a result, during the first quarter of fiscal 1998, the Company incurred a proportionately higher percentage of overhead costs. The improvement in gross margin over the year-earlier quarter resulted from higher volumes in Track, offset in part by significantly lower volumes in Thermco and the overall effect of the increased overhead costs discussed above. Compared to the preceding quarter, the decrease in gross margin was primarily the result of lower volumes at Thermco and the overall effect of the increased overhead costs discussed above, offset in part by lower costs associated with Track's most recent product, the 200-APS.

Research, development and related engineering expenses are net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones which are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. For all three quarters being compared, such funding was primarily related to agreements between SVGL and certain customers for the development of a 193 nanometer Micrascan system. (See "SVG Lithography Systems, Inc. (SVGL)".)

Research, development and related engineering expenses (R&D) were $21,069,000 (11.2% of net sales) during the first quarter of fiscal 1998 compared to $17,674,000 (13.8% of net sales) during the first quarter of fiscal 1997 and $21,101,000 (12.1% of net sales) in the preceding quarter. During the first quarter of fiscal 1998 and the first and fourth quarters of fiscal 1997, development funding of $2,368,000, $636,000 and $3,005,000, respectively, was recognized and offset against R&D. In comparison to the year-earlier quarter, the increase in R&D expense was primarily due to multiple lithography development programs and efforts in all of the product groups to design equipment capable of processing the next generation 300mm wafers, offset in part by lower costs incurred on Track's 200-APS program. In comparison to the first and fourth quarters of fiscal 1997, the decrease in R&D as a percentage of net sales corresponds to the increase in net sales.

Marketing, general and administrative expenses (MG&A) were $36,687,000 (19.4% of net sales) in the first quarter of fiscal 1998 compared to $28,003,000 (21.9% of net sales) for the year-earlier quarter and $38,088,000 (21.9% of net sales) in the preceding quarter. The increase in MG&A expenditures over year-earlier quarter was primarily the result of costs related to the increased level of shipments by SVGL and Track, offset in part by lower shipment related costs incurred by Thermco. The decrease in MG&A from the preceding quarter was principally due to lower amortization of prepaid royalties related to a second quarter fiscal 1997 transaction with IBM. The prepaid royalties relate to existing products and are being amortized through fiscal 2000 in proportion to the related product sales. The decrease in MG&A as a percentage of net sales compared to the first and fourth quarters of fiscal 1997 is primarily due to an increase in net sales.

Operating income was $16,632,000 for the first quarter of fiscal 1998, an increase over operating income during the first and fourth quarters of fiscal 1997 of $3,077,000 and $10,869,000, respectively. The increase in operating income over the year-earlier quarter resulted from improved gross margins on higher net sales offset in part by increased R&D and MG&A expenditures. The increase in operating income over the preceding quarter was due to the combined effect of higher net sales and slightly lower R&D and MG&A expenditures.

Interest and other income was $1,482,000 during the first quarter of fiscal 1998 compared to $2,813,000 during the year-earlier quarter and $2,214,000 during the preceding quarter. In comparison to both the year-earlier and preceding quarters the decrease was primarily the result of lower interest income due to lower average cash balances available for investment, foreign currency translation and exchange losses resulting from the strength of the U.S. dollar and the absence of certain royalty income under an agreement which expired during the fourth quarter of fiscal 1997.

During the first quarter of fiscal 1998, interest expense was $254,000 compared to $229,000 and $265,000 during the first and fourth quarters of fiscal 1997, respectively.

The Company recorded a 32% provision for income taxes for the first quarter of fiscal 1998, compared to a 36% provision for all of fiscal 1997. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The minority interest represented that share of SVGL's operating results which were attributable to its minority stockholder, IBM. In March 1997, the Company purchased IBM's interest in SVGL for $3,000,000. The Company now accounts for SVGL as a wholly-owned subsidiary. During the first quarter of fiscal 1997, the reduction for minority interest was $194,000.

The Company had net income of $12,145,000 ($0.37 diluted earnings per share) during the first quarter of fiscal 1998 compared to net income of $3,584,000 ($0.11 diluted earnings per share) and $8,428,000 ($0.25 diluted earnings per share) for the first and fourth quarters of fiscal 1997, respectively.

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly effect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter which are delayed for any reason can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* The Company is developing products capable of processing 300mm wafers to enable advanced semiconductor manufacturers to transition from the current 200mm wafer standard.* Failure to successfully introduce these or any other new products in a timely manner could result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced a new Track product, the 200-APS. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, but have been delayed by approximately twelve months.* There can be no assurance that the

Company will not experience manufacturing problems as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the 200-APS or other products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* Therefore, the Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers.

Many of the Company's competitors are Japanese corporations. With the recent strength of the U.S. dollar in relation to the Japanese yen, the Company's ability to compete on the basis of price has been impaired. In light of the recent economic downturn in certain Asian countries which represent significant markets for such competitors, the Company believes that it may encounter more severe price competition in its non-Asian markets.

Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

In the Pacific Rim, the Company has invested in the staffing and facilities necessary to sell, service and support customers, primarily in Korea, and intends to commence such investments in Taiwan.* Throughout the Pacific Rim, the Company is attempting to compete with established equipment suppliers with significant market share and anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, in light of the recent economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations or additional deferrals of existing orders from customers in such countries, any of which would have an adverse effect on the Company's business and results of operations.*

Year 2000. As the year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company is currently in the process of a thorough analysis of the impact of modifying its computer software for the year 2000. Based upon its preliminary findings, the Company believes that the software necessary to effectively operate and manage its business will be modified, upgraded or replaced in time to address such year 2000 issues and that the related costs of such solutions will not have a material effect on its operating results.

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange, California. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition. The Company's California facilities are located in seismically active regions.

SVG Lithography Systems, Inc. (SVGL)

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address this market, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan deep ultraviolet ("Deep UV") step and scan photolithography systems, capable of producing line widths of .25 micron and below. The development of a market for the Company's Micrascan step and scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits. Lithography manufacturers have been successful in extending the capability of I-Line steppers which have been utilized in the fabrication of complex semiconductor devices with line widths of less than 0.5 micron, such as 64 megabit DRAMs. The Company believes Deep UV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase Deep UV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of Deep UV step and scan systems as compared to Deep UV steppers will enable semiconductor manufacturers to achieve finer line widths, higher yields and critical dimension control.* The Company also believes that the transition to Deep UV step and scan systems will accelerate in calendar 1998 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* Currently, competitive Deep UV step and scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step and scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of I-Line or Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of Deep UV step and scan systems, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .25 micron and processing 300mm wafers.*

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon its forecast of continued high growth in demand for photolithography equipment and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. Subsequently, the Company has invested in significant further capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL and intends to continue such investments through fiscal 1998.* In addition to the timely construction and equipping of facilities, successful completion of this expansion will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase commensurately.

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel and additional raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, increase its staffing levels and implement manufacturing improvements to meet anticipated shipment volumes for 1998 and beyond.* Additionally, the Company must continue increasing its field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems are the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company is increasing SVGL's optical manufacturing floorspace, procuring metrology equipment, and in some instances fabricating test stands. The Company believes that in order for SVGL to attain it goals, it must successfully reduce the cycle times required to build projection optics and increase the optical manufacturing output.*

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI"). (See "Liquidity and Capital Resources".) A primary reason for the acquisition was TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL.* There can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely effect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected requirements and has a contractual obligation to create and store agreed upon quantities of safety stock. Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser which is manufactured in volume by only one supplier and until the first quarter of fiscal 1998 was the only vendor the Company had determined could meet its specifications. There can be no assurance that either supplier will be able to supply the quantities of material required by SVGL.* If either supplier was unable to meet its commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.* SVGL has qualified an additional source of lasers for its current and future versions of Micrascan systems, allowing the potential for the integration of such lasers into its system configurations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At December 31, 1997, the Company had received $16,000,000 in funding from six Participants, of which $10,454,000 had been recognized and offset against research and development expenditures. In March 1997, one participant withdrew from the program . There can be no assurances that the other Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers) and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. Recent economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. While the recent volume of orders for Micrascan systems has been encouraging, they are not necessarily indicative of industry-wide acceptance of the Micrascan technology. If SVGL is to attain its objective of being a volume supplier of advanced photolithography systems, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan systems.* Although SVGL is profitable, the Company believes that as a result of costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing initial quantities of the .25 micron and sub-.25 micron Micrascan systems, in particular the projection optics required for these systems, there can be no assurance that SVGL will be able to operate profitably in the future.*

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, cash and cash equivalents and temporary investments totaled $189,884,000 a decrease of $16,777,000 from the September 30, 1997 total of $206,661,000. Property and equipment purchased to facilitate the expansion of SVGL's manufacturing capacity and increased accounts receivable corresponding to the increased level of sales were the primary causes for the decrease and were offset in part by cash generated by other operating activities.

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of the Company's Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The transaction is being accounted for as a pooling of interests for financial reporting purposes and is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.*

The Company has a $75,000,000 unsecured revolving bank credit facility which expires in December 2000. Advances under the facility bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At February 13, 1998, there were no borrowings outstanding under the facility.

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



                                                 SILICON VALLEY GROUP, INC.
                                                        (Registrant)




Date:   February 16, 1998                        By:/s/  Papken S. Der Torossian
                                                    ----------------------------
                                                    Papken S. Der Torossian
                                                    Chief Executive Officer and
                                                    Chairman of the Board



Date:   February 16, 1998                        By:/s/  Russell G. Weinstock
                                                    ----------------------------
                                                    Russell G. Weinstock
                                                    Vice President Finance and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27                        Financial Data Schedule