Form 10-Q
period 1998-03-31
SILICON VALLEY GROUP INC
filed 1998-05-15
CIK 712752

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

        For the quarterly period ended March 31, 1998.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of May 1, 1998 was 32,590,204.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                            PAGE NO.
                                                                            --------
        Consolidated Condensed Balance Sheets as of  March 31,
        1998 and September 30, 1997                                             3

        Consolidated Condensed Statements of Income for the
        Quarters and Six Months Ended March 31, 1998 and 1997                   4

        Consolidated Condensed Statements of Cash Flows for
        the Six Months Ended March 31, 1998 and 1997                            5

        Notes to Consolidated Condensed Financial Statements                    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     8


PART II.  OTHER INFORMATION                                                    19


SIGNATURES                                                                     21


                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              March 31,       September 30,
                                                                1998            1997
                                                              ---------       ---------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                      $ 115,476       $ 129,689
    Temporary investments                                        61,583          76,972
    Accounts receivable (net of allowance for doubtful
        accounts of $7,859 and $6,794, respectively)            162,478         145,794
    Inventories                                                 233,450         228,453
    Prepaid expenses and other assets                             6,967           7,507
    Deferred taxes                                                9,816           5,863
                                                              ---------       ---------
        Total current assets                                    589,770         594,278
PROPERTY AND EQUIPMENT - NET                                    180,129         150,985
DEPOSITS AND OTHER ASSETS                                         6,865           6,170
INTANGIBLE ASSETS - NET                                           4,095           4,584
                                                              ---------       ---------
TOTAL                                                         $ 780,859       $ 756,017
                                                              =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $  43,495       $  43,707
    Accrued liabilities                                         129,362         127,449
    Current portion of long-term debt and capital leases          1,074           1,848
    Income taxes payable                                            969             515
                                                              ---------       ---------
        Total current liabilities                               174,900         173,519
LONG-TERM DEBT AND CAPITAL LEASES                                 6,174           6,515
DEFERRED AND OTHER LIABILITIES                                    4,560           2,873
STOCKHOLDERS' EQUITY:
    Common Stock - shares outstanding:

        March 31, 1998: 32,540,790
        September 30, 1997: 32,272,342                          402,689         399,663
    Retained earnings                                           195,666         173,961
    Minimum pension liability                                      (274)           (274)
    Cumulative translation adjustment                            (2,856)           (240)
                                                              ---------       ---------
        Stockholders' equity                                    595,225         573,110
                                                              ---------       ---------
TOTAL                                                         $ 780,859       $ 756,017
                                                              =========       =========

            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                               Quarters Ended                 Six Months Ended
                                                   March 31,                       March 31,
                                             1998           1997            1998            1997
                                          ---------       ---------       ---------       ---------
NET SALES                                 $ 195,872       $ 145,881       $ 384,579       $ 273,903
COST OF SALES                               118,358          91,327         232,677         170,595
                                          ---------       ---------       ---------       ---------
GROSS PROFIT                                 77,514          54,554         151,902         103,308
OPERATING EXPENSES:
    Research, development and
        related engineering                  25,560          17,275          46,629          34,949
    Marketing, general and
        administrative                       39,469          31,415          76,156          59,418
    Settlement of royalty
        obligation                               --          32,582              --          32,582
                                          ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                      12,485         (26,718)         29,117         (23,641)
INTEREST AND OTHER INCOME - NET               1,829           2,589           3,311           5,402
INTEREST EXPENSE                               (255)           (165)           (509)           (394)
                                          ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME
    TAXES AND MINORITY INTEREST              14,059         (24,294)         31,919         (18,633)
PROVISION FOR INCOME TAXES                    4,499          (8,210)         10,214          (6,327)
MINORITY INTEREST                                --            (102)             --              92
                                          ---------       ---------       ---------       ---------
NET INCOME (LOSS)                         $   9,560       $ (15,982)      $  21,705       $ (12,398)
                                          =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE - BASIC       $    0.30       $   (0.51)      $    0.67       $   (0.40)
                                          =========       =========       =========       =========
SHARES USED IN BASIC PER SHARE
    COMPUTATIONS                             32,345          31,295          32,311          31,275
                                          =========       =========       =========       =========


NET INCOME(LOSS) PER SHARE - DILUTED      $    0.29       $   (0.51)      $    0.66       $   (0.40)
                                          =========       =========       =========       =========
SHARES USED IN DILUTED PER SHARE
    COMPUTATIONS                             32,989          31,295          33,090          31,275
                                          =========       =========       =========       =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                March 31,
                                                                ---------
                                                         1998            1997
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                  $  21,705       $ (12,398)
    Reconciliation to net cash provided by
        operating activities:
           Depreciation and amortization                  18,006          10,453
           Amortization of intangibles                       489             162
           Deferred income taxes                          (3,953)         (3,950)
           Minority interest                                  --              92
           Settlement of royalty obligation                   --          27,582
           Changes in assets and liabilities:
               Accounts receivable                       (16,684)         20,706
               Inventories                                (4,997)         (8,964)
               Prepaid expenses and other assets             540            (215)
               Deposits and other assets                    (695)            245
               Accounts payable                             (212)          2,868
               Accrued and deferred liabilities            4,192           5,417
               Income taxes                                  454          (4,829)
                                                       ---------       ---------
    Net cash provided by operating activities             18,845          37,169
                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of temporary investments                    (5,186)        (60,102)
    Maturities of temporary investments                   20,575          32,184
    Purchases of property and equipment                  (47,150)        (36,438)
    Purchase of minority interest in subsidiary               --          (3,000)
                                                       ---------       ---------
    Net cash used for investing activities               (31,761)        (67,356)
                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                     (1,365)           (835)
    Proceeds from borrowings                                 250           6,462
    Sale of Common Stock                                   3,026             130
                                                       ---------       ---------
    Net cash provided by financing activities              1,911           5,757
                                                       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (3,208)           (695)
                                                       ---------       ---------
NET DECREASE IN CASH AND EQUIVALENTS                     (14,213)        (25,125)
CASH AND EQUIVALENTS:
    Beginning of period                                  129,689         219,317
                                                       ---------       ---------
    End of period                                      $ 115,476       $ 194,192
                                                       =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable issued for additional facilities      $      --       $     750
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

3.      INVENTORIES

        Inventories are comprised of:

                     March 31,     September 30,
                       1998          1997
                     --------      --------
                          (In thousands)
Raw materials        $ 99,335      $ 92,660
Work-in-process       121,372       128,662
Finished goods         12,743         7,131
                     --------      --------
                     $233,450      $228,453
                     ========      ========

4.      NET INCOME (LOSS) PER SHARE

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

Diluted net income per share includes an additional 644,000 shares at the quarter ended March 31, 1998 to reflect the potential dilution that could occur if dilutive stock options were converted into common stock. The quarter ended March 31, 1997 was a loss period, therefore common stock equivalents would be anti-dilutive and were not included in the calculation of diluted net income
(loss) per share.

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

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for the Company beginning October 1, 1998. The Company believes that the adoption of the new standards will not have a material effect on the financial statements.

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

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition (LPCVD). The Company manufactures and markets its photolithography exposure products through its wholly owned subsidiary, SVG Lithography Systems, Inc.
(SVGL), its photoresist processing products through its Track Systems Division (Track), its oxidation/diffusion and LPCVD products through its Thermco Systems Division (Thermco), and certain of its precision optical components through its wholly owned subsidiary Tinsley Laboratories, Inc.

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI"). (See "Liquidity and Capital Resources.") The transaction has been accounted for as a pooling of interests for financial reporting purposes. All amounts discussed below have been retroactively restated to reflect the inclusion of TLI, which does not have a material effect on the overall results of the Company.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. Prior downturns in the worldwide semiconductor industry have resulted in significant reductions in the Company's net sales, gross margin and net income. Moreover, the Company expects that its operations as a whole will continue to be dependent on the current and anticipated demand for integrated circuits and products utilizing integrated circuits.* Any prolonged weakness in demand in the semiconductor industry is likely to have an adverse effect on the Company's business and results of operations.*

The Company believes that as a result of the Asian economic crisis, an oversupply of certain products (customers reporting inventory excesses) and the implications of low cost personal computers, semiconductor manufacturers have reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand has begun to impact the Company. During the second quarter of fiscal 1998, the Company recorded customer order bookings of $135,793,000, significantly lower than first quarter bookings of $175,253,000. Additionally, during the first half of fiscal 1998, customer orders totaling $71,455,000 were removed from the Company's backlog due to customer deferrals of scheduled deliveries to dates in excess of twelve months from the fiscal quarter-end. An additional $1,896,000 in orders were cancelled during this period. As a result of such lower bookings, the Company believes sales during the second half of fiscal 1998 could be as much as 30% to 35% below sales during the first half of fiscal 1998.* Further, the Company believes that a decrease in sales of this magnitude will result in significant reductions in the Company's gross margin and net income.* To lessen the impact of these lower volumes, in April 1998 the Company reduced its workforce by approximately 6%. Additionally the Company has scheduled 15 shutdown days, five in the third quarter of fiscal 1998 and ten in the fourth quarter of fiscal 1998, and is restricting personnel additions. There can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would further reduce earnings.*

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1997, the Company's two largest customers accounted for 60% of net sales, the largest representing 38% of the total. During the first half of fiscal 1998, the Company's three largest customers comprised 72% of net sales, the largest representing 42% of the total. Further, the Company believes that, for the foreseeable future it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* The loss of any significant customer, further delays in shipments due to rescheduling or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will further exacerbate the adverse effect the customer order rescheduling and cancellations discussed above will have on the Company's business and results of operations.*

Net sales for the second fiscal quarter ended March 31, 1998 were $195,872,000, slightly above net sales for the preceding quarter of $188,707,000, and 34% above second quarter fiscal 1997 net sales of $145,881,000. The increase in net sales over the first quarter of fiscal 1998 was principally the result of higher Thermco shipments offset in part by lower Track shipments. The growth in second quarter fiscal 1998 net sales compared to the year-earlier quarter was primarily due to SVGL and Track shipments.

For the first half of fiscal 1998, the Company's net sales totaled $384,579,000, approximately 40% above first half fiscal 1997 net sales of $273,903,000. The increased net sales were primarily due to significantly higher SVGL and Track shipments offset in part by lower Thermco volumes.

During the second quarter of fiscal 1998, the Company recorded customer order bookings of $135,793,000, significantly below first quarter fiscal 1998 bookings of $175,253,000 and above bookings for the year-earlier quarter of $127,726,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. During the second quarter of fiscal 1998, customer orders totaling $33,455,000 were removed from the Company's backlog due to customer deferrals of scheduled deliveries to dates outside the Company's one-year parameter. An additional $1,896,000 in orders were cancelled during the quarter. Such orders were in addition to orders totalling $38,000,000 which, as a result of rescheduled shipment dates, were removed from backlog in the first quarter of fiscal 1998. After giving effect to such rescheduled and cancelled orders, the Company's backlog at March 31, 1998 totaled $288,608,000, significantly below the September 30, 1997 backlog of $435,482,000. At March 31, 1998, the backlog included orders for 31 Micrascan photolithography systems. Additionally, SVGL had orders for 29 additional systems with scheduled delivery dates outside the twelve-month backlog window.

Gross margin was 39.6% in the second quarter of fiscal 1998, compared to 39.4% during the preceding quarter and 37.4% in the second quarter of fiscal 1997. The slight improvement in gross margin over the first quarter of fiscal 1998 reflects the effect of increased Thermco shipments, substantially offset by reduced margins on lower Track shipments. In comparison to the year-earlier quarter the improvement in gross margin was primarily due to increased Track shipments.

For the first six months of fiscal 1998, gross margin was 39.5% compared to 37.7% for the first half of fiscal 1997. The improvement over the year-earlier period was primarily the result of higher gross margins on increased Track shipments offset in part by the effect of lower margins on reduced Thermco shipments and lower margins resulting from a shift in the mix of systems shipped by SVGL.

Research, development and related engineering expenses are net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones that are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. For all the periods being compared, such funding was primarily related to agreements between SVGL and certain customers for the development of a 193 nanometer Micrascan system. (See "SVG Lithography Systems, Inc. (SVGL)".)

Research, development and related engineering expenses (R&D) were $25,560,000 (13% of net sales) for the second quarter of fiscal 1998, $21,069,000 (11% of net sales) for the preceding quarter and $17,275,000 (12% of net sales) for the second quarter of fiscal 1997. For the second and first quarters of fiscal 1998 and the second quarter of fiscal 1997, development funding of $3,136,000, $2,368,000 and $1,550,000, respectively, was recognized and offset against R&D. The increase in R&D over both the preceding and year-earlier quarters was primarily due to new product and process development, particularly multiple lithography development programs, the design and development of equipment capable of processing the next generation 300mm wafer and costs associated with Track's 200APS program.

For the first six months of fiscal 1998 R&D was $46,629,000, compared to $34,949,000 for the same period of fiscal 1997. For the six month periods ended March 31, 1998 and 1997, funding received under joint development agreements of $5,504,000 and $2,186,000, respectively, was offset against R&D expenditures. The reasons for the period to period increase correspond to those discussed above.

Marketing, general and administrative expenses (MG&A) were $39,469,000 (20% of net sales) for the second quarter of fiscal 1998 compared to $36,687,000 (19% of net sales) for the preceding quarter and $31,415,000 (22% of net sales) for the second quarter of fiscal 1997. The increase in MG&A from the preceding quarter was principally due to costs associated with the increase in Thermco shipments and higher general management costs. In comparison to the year-earlier quarter, the increase in MG&A was primarily the result of costs related to increased SVGL and Track shipments and additional administrative costs incurred in supporting the Company's operations.

For the first six months of fiscal 1998, marketing, general and administrative expenses were $76,156,000 (20% of net sales) compared to $59,418,000 (22% of net sales) for the first half of fiscal 1997. The year to year increase in MG&A was primarily the result of costs related to the increased level of shipments and, to a lesser degree, additional administrative costs incurred in supporting the Company's operations.

Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. In fulfillment of its obligation under the agreement, during the second quarter of fiscal 1997 the Company recognized an expense of $32,582,000 which represented royalties related to products which were still under development at the settlement date.

For the second quarter of fiscal 1998, the Company had operating income of $12,485,000, compared to operating income of $16,632,000 for the first quarter of fiscal 1998 and an operating loss of $26,718,000 for the second quarter of fiscal 1997. Compared to the preceding quarter, the lower operating income was due to increases in operating expenses which were in excess of the increase in gross profit. Without regard to the one-time royalty settlement, the increase in operating income over the year-earlier quarter was the result of improved gross margins on higher net sales, offset in part by increased operating expenses.

The Company had operating income of $29,117,000 during the first half of fiscal 1998 compared an operating loss of $23,641,000 for the first six months of fiscal 1997. Without regard to the one-time royalty settlement, the increase in operating income over the year-earlier period was the result of increased gross margin on higher net sales offset in part by higher operating expenses.

Interest and other income was $1,829,000 during the second quarter of fiscal 1998 compared to $1,308,000 for the preceding quarter and $2,589,000 for the year-earlier quarter. The increase over the preceding quarter was primarily the result of the non-recurrence of certain foreign currency and translation and exchange losses which the company experienced as a result of the strengthening of the U.S. dollar during the first quarter of fiscal 1998. The decrease in interest and other income from the year-earlier quarter was due to lower average cash balances available for investment and the absence of certain royalty income under an agreement which expired during the fourth quarter of fiscal 1997.

For the first six months of fiscal 1998, interest and other income totaled $3,311,000 compared to $5,402,000 for the first half of fiscal 1997. The decrease from the year-earlier period was primarily the result of lower interest income due to lower average cash balances available for investment, foreign currency translation and exchange losses resulting from the strength of the U.S. dollar and the absence of certain royalty income under an agreement which expired during the fourth quarter of fiscal 1997.

Interest expense was $255,000 during the second quarter of fiscal 1998, compared to $80,000 during the preceding quarter and $165,000 during the year-earlier quarter. During the first six months of fiscal 1998, interest expense was $509,000, compared to $394,000 during the first half of fiscal 1997.

The Company recorded a 32% provision for income taxes for the first half of fiscal 1998, compared to a 34% provision for all of fiscal 1997. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The minority interest represented that share of SVGL's operating results attributable to its minority stockholder, IBM. In March 1997, the Company purchased IBM's interest in SVGL for $3,000,000. The Company now accounts for SVGL as a wholly owned subsidiary. The minority interest resulted in an addition to second quarter fiscal 1997 net income of $102,000 and a reduction from first half fiscal 1997 net income of $92,000.

The Company had net income of $9,560,000 ($0.29 diluted earnings per share) for the second quarter of fiscal 1998 compared to net income of $12,145,000 ($0.37 diluted earnings per share) for the first quarter of fiscal 1998 and a net loss of $15,982,000 ($0.51 diluted loss per share) for the second quarter of fiscal 1997. For the first half of fiscal 1998, the Company had net income of $21,705,000 ($0.66 diluted earnings per share), compared to a net loss of $12,398,000 ($0.40 diluted loss per share) for the first six months of fiscal 1997.

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly effect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter which are delayed for any reason can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* The Company is developing Track and Lithography products, and has begun shipping Thermco products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner could result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced a new Track product, the 200-APS. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, but were delayed by approximately twelve months.* There can be no assurance that the Company will not experience manufacturing problems as a result of instability of the design of either the hardware or software elements of this or other new technology, or be able to efficiently manufacture the 200-APS or other new products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* Therefore, the Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers.

Many of the Company's competitors are Japanese corporations. As a result of the recent strength of the U.S. dollar in relation to the Japanese yen, the Company is at a disadvantage when competing on the basis of price. In light of the recent economic downturn in certain Asian countries which represent significant markets for such competitors, the Company believes that it may encounter more severe price competition in its non-Asian markets.

Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.* Recent economic difficulties in certain Asian countries, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. Although the Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers, it anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, due to recent economic issues in certain Asian countries, particularly Korea, the Company's ability to penetrate such markets may be diminished. Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Year 2000. As the year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company has completed a thorough analysis of the impact of modifying its computer software for the year 2000. The Company believes that the year 2000 modifications to the software necessary to effectively operate and manage its business will be completed by the end of fiscal 1998.* Further, the Company believes that the related costs of such solutions will not have a material effect on its operating results.*

The Company is in the process of initiating formal communications with significant suppliers and large customers to determine the extent to which the Company is vulnerable if such parties fail to remediate their own Year 2000 issues. There can be no guarantee that such a failure would not have a material adverse effect on the Company.

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange, California. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.* The Company's California facilities are located in seismically active regions.

SVG Lithography Systems, Inc. (SVGL)

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address this market, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan deep ultraviolet ("Deep UV") step and scan photolithography systems, capable of producing line widths of
 .25 micron and below. The development of a market for the Company's Micrascan step and scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits. Lithography manufacturers have been successful in extending the capability of I-Line steppers which have been utilized in the fabrication of complex semiconductor devices with line widths of less than 0.5 micron, such as 64 megabit DRAMs. The Company believes Deep UV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase Deep UV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of Deep UV step and scan systems in the exposure of critical layers, as compared to Deep UV steppers, will enable semiconductor manufacturers to achieve finer line widths, higher yields and critical dimension control.* The Company also believes that the transition to Deep UV step and scan systems for the exposure of critical layers will accelerate in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* Currently, competitive Deep UV step and scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step and scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of I-Line or Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of Deep UV step and scan systems, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .25 micron and processing 300mm wafers.*

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon its forecast of continued high growth in demand for photolithography equipment and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. Through the first half of fiscal 1998, the Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company intends to continue certain of the expansion activities through the remainder of fiscal 1998, it may not invest in all of the metrology and other equipment required to maximize manufacturing capacity until industry demand recovers.* When demand recovers, the timely construction and equipping of facilities to successfully complete this increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel and additional raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that once industry demand recovers, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems are the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floorspace. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI"). (See "Liquidity and Capital Resources".) A primary reason for the acquisition was TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL.* There can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely effect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected requirements and has created and stored agreed upon quantities of safety stock. Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier, which until the first quarter of fiscal 1998 was the only vendor the Company had determined could meet its specifications. There can be no assurance that either supplier will be able to supply the quantities of material required by SVGL.* If either supplier was unable to meet its commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.* SVGL has qualified an additional source of lasers for its current and future versions of Micrascan systems, allowing the potential for the integration of such lasers into its system configurations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At March 31, 1998, the Company had received $19,000,000 in funding from Participants, of which $13,584,000 had been recognized and offset against research and development expenditures. There can be no assurances that the Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers) and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. Recent economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography systems, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan systems.* Although SVGL has been profitable, the Company believes that in light of the downturn in industry demand, costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing sub-.25 micron Micrascan systems, in particular the projection optics required for these systems, there can be no assurance that SVGL will be able to operate profitably in the future.*

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash and cash equivalents and temporary investments totaled $177,059,000, a decrease of $29,602,000 from the September 30, 1997 total of $206,661,000. The primary causes for this decrease were purchases of property and equipment to facilitate the expansion of SVGL's manufacturing capacity and increased accounts receivable corresponding to the increased level of sales, partially offset by cash generated by other operating activities.

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

The Company has a $75,000,000 unsecured revolving bank credit facility which expires in December 2000. Advances under the facility bear interest at either the U.S. prime rate or the LIBOR rate plus 1%. At May 15, 1998, there were no borrowings outstanding under the facility.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the expansion of its business for the next twelve months.*

                           PART II. OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.




ITEM 1.        LEGAL PROCEEDINGS.

               None.


ITEM 2.        CHANGES IN SECURITIES.

               None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a) The Annual Meeting of Stockholders of the Company was held on
                   February 19, 1998 (the "Annual Meeting"). The vote of holders of record of 32,278,583 shares of the Company's Common Stock outstanding at the close of business on December 23, 1997 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

               (b) The following persons were elected Directors of the Company at the Annual Meeting:

                                             Votes Withholding
                             Votes For          Authority
                             ---------       ----------------
Papken S. Der Torossian      24,817,621         189,412
William A. Hightower         24,793,323         213,710
William L. Martin            24,797,889         209,144
Nam P. Suh                   24,798,411         208,622
Lawrence Tomlinson           24,800,913         206,120


ITEM 5.        OTHER INFORMATION.

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits.

                27.0 Financial Data Schedule for the fiscal quarter ended March 31, 1998.

                27.1 Financial Data Schedule for the fiscal years ended September 30, 1996 and September 30, 1997.

                27.2 Financial Data Schedule for the fiscal quarters ended December 31, 1995, March 31, 1996 and June 30, 1996.

                27.3 Financial Data Schedule for the fiscal quarters ended December 31, 1996, March 31, 1997 and June 30, 1997.

               (b) Reports on Form 8-K.

                  None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SILICON VALLEY GROUP, INC.

                                        ----------------------------------------
                                                   (Registrant)




Date:   May 15, 1998                    By:/s/  PAPKEN S. DER TOROSSIAN
                                           -------------------------------------
                                                Papken S. Der Torossian
                                                Chief Executive Officer and
                                                Chairman of the Board



Date:   May 15, 1998                    By:/s/  RUSSELL G. WEINSTOCK
                                           -------------------------------------
                                                Russell G. Weinstock
                                                Vice President Finance and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit                       Description
Index
-------                       ------------

27.0           Financial Data Schedule for the fiscal quarter ended
               March 31, 1998.

27.1           Financial Data Schedule for the fiscal years ended
               September 30, 1996 and September 30, 1997.

27.2 Financial Data Schedule for the fiscal quarters ended December 31, 1995, March 31, 1996 and June 30, 1996.

27.3 Financial Data Schedule for the fiscal quarters ended December 31, 1996, March 31, 1997 and June 30, 1997.