Form 10-Q
period 1998-06-30
SILICON VALLEY GROUP INC
filed 1998-08-11
CIK 712752

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

    For the quarterly period ended June 30, 1998.

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

         The number of shares outstanding of the Registrant's Common Stock as of July 31, 1998 was 32,570,344.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                                             PAGE NO.
                                                                                             --------

         Consolidated Condensed Balance Sheets as of  June 30,
         1998 and September 30, 1997                                                              3

         Consolidated Condensed Statements of Operations for the
         Quarters and Nine Months Ended June 30, 1998 and 1997                                    4

         Consolidated Condensed Statements of Cash Flows for
         the Nine Months Ended June 30, 1998 and 1997                                             5

         Notes to Consolidated Condensed Financial Statements                                     6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      8


PART II.  OTHER INFORMATION                                                                      19


SIGNATURES                                                                                       21

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            June 30,           September 30,
                                                                              1998                 1997
                                                                          ------------          ------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                 $    116,754          $    129,689
     Temporary investments                                                      42,969                76,972
     Accounts receivable (net of allowance for doubtful
         accounts of $7,641 and $6,794, respectively)                          134,756               145,794
     Inventories                                                               236,028               228,453
     Prepaid expenses and other assets                                           7,117                 7,507
     Deferred taxes                                                             19,250                 5,863
                                                                          ------------          ------------
         Total current assets                                                  556,874               594,278
PROPERTY AND EQUIPMENT - NET                                                   189,445               150,985
DEPOSITS AND OTHER ASSETS                                                        6,514                 6,170
INTANGIBLE ASSETS - NET                                                          3,906                 4,584
                                                                          ------------          ------------
TOTAL                                                                     $    756,739          $    756,017
                                                                          ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $28,120             $  43,707
     Accrued liabilities                                                       125,798               127,449
     Current portion of long-term debt and capital leases                          675                 1,848
     Income taxes payable                                                        2,235                   515
                                                                          ------------          ------------
         Total current liabilities                                             156,828               173,519
LONG-TERM DEBT AND CAPITAL LEASES                                                6,000                 6,515
DEFERRED AND OTHER LIABILITIES                                                   5,593                 2,873
STOCKHOLDERS' EQUITY:
     Common Stock - shares outstanding:
         June 30, 1998:              32,570,225
         September 30, 1997:         32,272,342                                402,856               399,663
     Retained earnings                                                         188,849               173,961
     Minimum pension liability                                                    (274)                 (274)
     Cumulative translation adjustment                                          (3,113)                 (240)
                                                                          ------------          ------------
         Stockholders' equity                                                  588,318               573,110
                                                                          ------------          ------------
TOTAL                                                                     $    756,739          $    756,017
                                                                          ============          ============

            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     Quarters Ended                        Nine Months Ended
                                                                         June 30,                               June 30,
                                                                 1998               1997                1998                1997
                                                              ---------           ---------           ---------           ---------
NET SALES                                                     $ 116,385           $ 166,079           $ 500,964           $ 439,982
COST OF SALES                                                    78,297             103,333             310,974             273,928
                                                              ---------           ---------           ---------           ---------
GROSS PROFIT                                                     38,088              62,746             189,990             166,054
OPERATING EXPENSES:
     Research, development and
         related engineering                                     20,673              18,261              67,302              53,210
     Marketing, general and
         administrative                                          29,884              37,136             106,040              96,554
     Settlement of royalty
         obligation                                                  --                  --                  --              32,582
                                                              ---------           ---------           ---------           ---------
OPERATING (LOSS) INCOME                                         (12,469)              7,349              16,648             (16,292)
INTEREST AND OTHER INCOME - NET                                   1,339               2,854               4,650               8,256
INTEREST EXPENSE                                                   (227)               (191)               (736)               (585)
                                                              ---------           ---------           ---------           ---------

(LOSS) INCOME BEFORE INCOME
     TAXES AND MINORITY INTEREST                                (11,357)             10,012              20,562              (8,621)
(BENEFIT) PROVISION FOR INCOME TAXES                             (4,540)              3,450               5,674              (2,877)
MINORITY INTEREST                                                    --                  --                  --                  92
                                                              ---------           ---------           ---------           ---------

NET (LOSS) INCOME                                             $  (6,817)          $   6,562           $  14,888           $  (5,836)
                                                              =========           =========           =========           =========

NET (LOSS) INCOME PER SHARE - BASIC                           $   (0.21)          $    0.21           $    0.46           $   (0.19)
                                                              =========           =========           =========           =========
SHARES USED IN BASIC PER SHARE
     COMPUTATIONS                                                32,556              31,904              32,393              31,481
                                                              =========           =========           =========           =========


NET (LOSS) INCOME PER SHARE - DILUTED                         $   (0.21)          $    0.20           $    0.45           $   (0.19)
                                                              =========           =========           =========           =========
SHARES USED IN DILUTED PER SHARE
     COMPUTATIONS                                                32,556              32,664              32,890              31,481
                                                              =========           =========           =========           =========




            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Nine Months Ended
                                                                                                              June 30,
                                                                                                              ---------
                                                                                                   1998                     1997
                                                                                                ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $  14,888                 $  (5,836)
     Reconciliation to net cash provided by
         operating activities:
              Depreciation and amortization                                                        27,918                    18,576
              Amortization of intangibles                                                             678                       257
              Deferred income taxes                                                               (13,387)                   (2,698)
              Minority interest                                                                        --                        92
              Settlement of royalty obligation                                                         --                    27,582
              Changes in assets and liabilities:
                  Accounts receivable                                                              11,038                    (2,609)
                  Inventories                                                                      (7,575)                   (6,522)
                  Prepaid expenses and other assets                                                   390                     1,245
                  Deposits and other assets                                                          (344)                      (80)
                  Accounts payable                                                                (15,587)                    4,032
                  Accrued and deferred liabilities                                                  1,520                    (7,555)
                  Income taxes                                                                      1,720                    (4,313)
                  Minimum pension liability                                                            --                      (146)
                                                                                                ---------                 ---------
Net cash provided by operating activities                                                          21,259                    22,025
                                                                                                ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of temporary investments                                                            (5,186)                  (78,789)
     Maturities of temporary investments                                                           39,189                    41,551
     Purchases of property and equipment                                                          (66,378)                  (57,220)
     Purchase of minority interest in subsidiary                                                       --                    (3,000)
                                                                                                ---------                 ---------
     Net cash used for investing activities                                                       (32,375)                  (97,458)
                                                                                                ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                                             (1,938)                   (1,062)
     Proceeds from borrowings                                                                         250                     6,462
     Sale of Common Stock                                                                           3,193                     3,338
                                                                                                ---------                 ---------
     Net cash provided by financing activities                                                      1,505                     8,738
                                                                                                ---------                 ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (3,324)                     (692)
                                                                                                ---------                 ---------
NET DECREASE IN CASH AND EQUIVALENTS                                                              (12,935)                  (67,387)
CASH AND EQUIVALENTS:
     Beginning of period                                                                          129,689                   219,317
                                                                                                ---------                 ---------
     End of period                                                                              $ 116,754                 $ 151,930
                                                                                                =========                 =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Note Payable issued for additional facilities                                              $      --                 $     750
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

3.       INVENTORIES

         Inventories are comprised of:

                     June 30,    September 30,
                     --------    -------------
                       1998          1997
                       ----          ----
                          (In thousands)

Raw materials        $107,310      $ 92,660
Work-in-process       118,375       128,662
Finished goods         10,343         7,131
                     --------      --------
                     $236,028      $228,453
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

The quarter ended June 30, 1998 was a loss period, therefore common stock equivalents would be anti-dilutive and were not included in the calculation of net loss per share. Diluted net income per share includes an additional 760,000 shares for the quarter ended June 30, 1997 to reflect the potential dilution that could occur if dilutive stock options were converted into common stock.

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

6. LINE OF CREDIT

On June 30, 1998 the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement which expires in June, 2001. Advances under the line of credit bear interest at either the U.S. prime rate or the LIBOR rate plus 0.65% to 1.50%. The agreement includes covenants regarding liquidity, profitability, leverage, coverage of certain charges and minimum net worth and prohibits the payment of cash dividends.

7. REVENUE RECOGNITION

The Company recognizes revenue upon meeting the specifications under an equipment purchase contract and when the buyer accepts and takes title to the equipment, generally upon shipment. During the quarter ended June 30, 1998, the Company recognized approximately $24 million of net sales to two customers who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates, which range through March 1999.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers. Both SFAS No. 130 and SFAS No. 131 are effective for the Company beginning October 1, 1998. The Company believes that the adoption of the new standards will not have a material effect on the financial statements.

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

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. As a result of the Asian economic crisis, an oversupply of certain semiconductor products, the impact of low cost personal computers, and various other factors, semiconductor manufacturers have reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the fourth quarter of calendar 1997 (the Company's first fiscal quarter) as the Company experienced lower customer bookings (bookings), customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. During the fourth quarter of fiscal 1997, the Company recorded bookings of $205,711,000, significantly above bookings in fiscal 1998's first three quarters of $175,253,000, $135,793,000 and $135,041,000, respectively. As a result of the lower bookings, order rescheduling and cancellations, the Company believes sales during the second half of fiscal 1998 will be as much as 35% to 40% below sales during the first half of fiscal 1998.* A decrease in sales of this magnitude will result in significant reductions in the Company's gross margin and net income.* There can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.*

In an effort to lessen the impact of these lower volumes, the Company reduced its workforce by approximately 6% in the third quarter of 1998 and in July 1998 announced an additional reduction of approximately 21%. Additionally, the Company shutdown the majority of its operations for five days during the third quarter of fiscal 1998, has scheduled an additional ten shutdown days in the fourth quarter of fiscal 1998 and has severely restricted personnel additions.* The Company estimates that the operating results for the fourth quarter of fiscal 1998 will include a charge of approximately $3,000,000 in severence and other costs related to the reduction in its workforce discussed above.*

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1997, the Company's two largest customers accounted for 60% of net sales, the largest representing 38% of the total. During the first nine months of fiscal 1998, the Company's three largest customers comprised 70% of net sales, the largest representing 39% of the total. Further, the Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* As a result of delays in delivering initial quantities of 200-APS Track systems, the Company believes that one of its largest Track customers will purchase systems with similar capabilities from another supplier, which will have an adverse effect on Track's sales in future periods.* See "Risks Inherent in the Company's Business - Rapid Technological Change; Dependence on New Product Development". The loss of any other significant customers, further delays in shipments due to rescheduling or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will further exacerbate the adverse effect the customer order rescheduling and cancellations discussed above have on the Company's business and results of operations.*

During the quarter ended June 30, 1998, the Company recognized net sales of approximately $24,000,000 to two customers who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates, which extend through March 1999. The Company anticipates that it will receive similar requests during the fourth quarter of fiscal 1998.

Net sales for the third fiscal quarter ended June 30, 1998 were $116,385,000, down 41% from net sales for the preceding quarter of $195,872,000, and 30% below third quarter fiscal 1997 net sales of $166,079,000. The decrease in third quarter fiscal 1998 net sales compared to both the preceding and year-earlier quarters was principally due to lower shipments by SVGL, Track and Thermco resulting from lower customer order bookings during the first three quarters of fiscal 1998, customer deferrals of scheduled equipment delivery dates and customer order cancellations.

For the first nine months of fiscal 1998, the Company's net sales totaled $500,964,000, approximately 14% above net sales of $439,982,000 for the first nine months of fiscal 1997. The increased net sales were primarily due to significantly higher SVGL and Track shipments during the first six months of fiscal 1998, offset in part by the decreased third quarter fiscal 1998 shipments discussed above.

During the third quarter of fiscal 1998, the Company recorded customer order bookings of $135,041,000, approximately level with second quarter fiscal 1998 bookings of $135,793,000 but significantly below bookings for the year-earlier quarter of $188,396,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. During the third quarter of fiscal 1998, a customer order totaling $7,200,000 was removed from the Company's backlog due to the customer deferring its scheduled delivery to a date outside the Company's one-year parameter and $4,210,000 in other customer orders were cancelled. After giving effect to such rescheduled and cancelled orders, the Company's backlog at June 30, 1998 totaled $295,854,000, significantly below the September 30, 1997 backlog of $435,482,000. At June 30, 1998, the backlog included orders for 40 Micrascan photolithography systems. Additionally, SVGL had orders for 26 additional Micrascan systems with scheduled delivery dates outside the twelve-month backlog window.

Gross margin was 32.7% in the third quarter of fiscal 1998, compared to 39.6% during the preceding quarter and 37.8% in the third quarter of fiscal 1997. In comparison to both the preceding and year-earlier quarters, the decreased gross margin was primarily the result of lower overall volumes at SVGL and Track .

For the first nine months of fiscal 1998, gross margin was 37.9% compared to 37.7% for the first nine months of fiscal 1997. Improvements in gross margin during the first six months of fiscal 1998 were substantially offset by the decreased gross margin in the third quarter of fiscal 1998 discussed above.

Research, development and related engineering expenses are net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones that are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. For all the periods being compared, such funding was primarily related to agreements between SVGL and certain customers for the development of a 193 nanometer Micrascan system. (See "SVG Lithography Systems, Inc. (SVGL)").

Research, development and related engineering expenses (R&D) were $20,673,000 (18% of net sales) for the third quarter of fiscal 1998, $25,560,000 (13% of net sales) for the preceding quarter and $18,261,000 (11% of net sales) for the third quarter of fiscal 1997. For the third and second quarters of fiscal 1998 and the third quarter of fiscal 1997, development funding of $3,731,000, $3,136,000 and $2,777,000, respectively, was recognized and offset against R&D. The decrease in third quarter fiscal 1998 R&D from the preceding quarter was primarily the result of reductions in costs related to certain development programs. The increase in third quarter fiscal 1998 R&D over the year-earlier quarter was primarily due to new product and process development, particularly multiple lithography development programs, and the design and development of equipment capable of processing the next generation 300mm wafer. Over both the earlier quarters, the increase in third quarter fiscal 1998 R&D as a percentage of net sales reflects the significantly lower level of shipments during the current quarter.

For the first nine months of fiscal 1998 R&D was $67,302,000, up from $53,210,000 for the same period of fiscal 1997. For the nine month periods ended June 30, 1998 and 1997, funding received under joint development agreements of $9,235,000 and $4,963,000, respectively, was offset against R&D expenditures. Compared to the first nine months of fiscal 1997, the increase in R&D was primarily due to new product and process development, particularly at SVGL, the design and development of equipment capable of processing the next generation 300mm wafer and costs associated with Track's 200APS program.

Marketing, general and administrative expenses (MG&A) were $29,884,000 (26% of net sales) for the third quarter of fiscal 1998 compared to $39,469,000 (20% of net sales) for the preceding quarter and $37,136,000 (22% of net sales) for the third quarter of fiscal 1997. The decrease in MG&A from the preceding quarter was principally due to a reduction in certain shipment related costs. During the year-earlier quarter, MG&A included a net charge of approximately $4,000,000 (the SMT Charge) related to an uncollectible receivable from Submicron Technology PLC (SMT), a newly established semiconductor foundry in Thailand. Compared to the year-earlier quarter, the decrease in MG&A is principally due to the SMT Charge recorded in the earlier quarter and a reduction in certain shipment related costs corresponding to the lower shipments during the quarter.

For the first nine months of fiscal 1998, marketing, general and administrative expenses were $106,040,000 (21% of net sales) compared to $96,554,000 (22% of net sales) for the first nine months of fiscal 1997. The year to year increase in MG&A was primarily the result of costs related to the significantly increased level of shipments during the first half of fiscal 1998 and, to a lesser degree, additional administrative costs incurred in supporting the Company's operations. These increases were offset in part by the effect of the SMT Charge recorded in the year-earlier period.

Under the terms of a research and development agreement, SVGL owed IBM certain royalties based on future operating results. In fulfillment of its obligation under the agreement, during the second quarter of fiscal 1997 the Company recognized an expense of $32,582,000 which represented royalties related to products which were still under development at the settlement date.

For the third quarter of fiscal 1998, the Company had an operating loss of $12,469,000, compared to operating income of $12,485,000 for the second quarter of fiscal 1998 and operating income of $7,349,000 for the third quarter of fiscal 1997. In comparison to the operating income in both of the earlier quarters, the operating loss was the result of lower gross profits on significantly lower net sales, offset in part by reduced operating expenses.

The Company had operating income of $16,648,000 for the first nine months of fiscal 1998 compared to an operating loss of $16,292,000 for the corresponding period of fiscal 1997. Without regard to the one-time royalty settlement with IBM recorded during the first nine months of fiscal 1997, operating income was approximately level from period to period.

Interest and other income was $1,339,000 during the third quarter of fiscal 1998 compared to $1,829,000 for the preceding quarter and $2,854,000 for the year-earlier quarter. The decrease from the preceding quarter was due to lower average cash balances available for investment and foreign currency translation and exchange losses. The decrease in interest and other income from the year-earlier quarter was due to lower average cash balances available for investment, foreign currency translation and exchange losses and the absence of certain royalty income under an agreement which expired during the fourth quarter of fiscal 1997.

For the first nine months of fiscal 1998, interest and other income totaled $4,650,000 compared to $8,256,000 for the first nine months of fiscal 1997. The decrease from the year-earlier period was primarily the result of lower interest income due to lower average cash balances available for investment, foreign currency translation and exchange losses, in large part due to the strength of the U.S. dollar, and the absence of certain royalty income under an agreement which expired during the fourth quarter of fiscal 1997.

Interest expense was $227,000 during the third quarter of fiscal 1998, compared to $255,000 during the preceding quarter and $191,000 during the year-earlier quarter. During the first nine months of fiscal 1998, interest expense was $736,000, compared to $585,000 during the first nine months of fiscal 1997.

The Company recorded a 28% provision for income taxes for the first nine months of fiscal 1998, compared to a 36% provision for all of fiscal 1997. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income and certain tax free interest income.

The minority interest represented that share of SVGL's operating results attributable to its minority stockholder, IBM. In March 1997, the Company purchased IBM's interest in SVGL for $3,000,000. The Company now accounts for SVGL as a wholly owned subsidiary.

The Company had a net loss of $6,817,000 ($0.21 loss per share) for the third quarter of fiscal 1998 compared to net income of $9,560,000 ($0.29 earnings per share) for the second quarter of fiscal 1998 and net income of $6,562,000 ($0.20 earnings per share) for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company had net income of $14,888,000 ($0.45 earnings per share), compared to a net loss of $5,836,000 ($0.19 loss per share) for the first nine months of fiscal 1997.

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly effect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter which are delayed for any reason can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* The Company is developing Track and Lithography products, and has begun shipping Thermco products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner could result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced a new Track product, the 200-APS. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, but did not ship until the second quarter of fiscal 1998. There can be no assurance that the Company will not experience manufacturing problems as a result of instability of the design of either the hardware or software elements of this or other new technology, or be able to efficiently manufacture the 200-APS or other new products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* The Company believes that the 200-APS delay will result in its largest Track customer purchasing systems with similar capabilities from another supplier, which will have an adverse effect on Track's sales in future periods.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers.

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

Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor into the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers which are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.* Recent economic difficulties in certain Asian countries, particularly Korea, will adversely effect the Company's ability to penetrate such markets.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. Although the Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers, it anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, due to recent economic issues in certain Asian countries, particularly Korea, the Company's ability to penetrate such markets has been diminished. Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Year 2000. As the year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company has completed a thorough analysis of the impact of modifying its computer software for the year 2000. The Company believes that the year 2000 modifications to the software necessary to effectively operate and manage its business will be completed by the end of fiscal 1998.* Further, the Company believes that the related costs of such solutions will not have a material effect on its operating results.*

The Company is in the process of initiating formal communications with significant suppliers and large customers to determine the extent to which the Company is vulnerable if such parties fail to remediate their own Year 2000 issues. There can be no guarantee that such a failure would not have a material adverse effect on the Company.

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

SVG Lithography Systems, Inc. (SVGL)

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address this market, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan deep ultraviolet ("Deep UV") step and scan photolithography systems, capable of producing line widths of
 .18 micron and below. The development of a market for the Company's Micrascan step and scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits. Lithography manufacturers have been successful in extending the capability of I-Line steppers which have been utilized in the fabrication of complex semiconductor devices with line widths of less than 0.5 micron, such as 64 megabit DRAMs. The Company believes Deep UV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase Deep UV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of Deep UV step and scan systems in the exposure of critical layers, as compared to Deep UV steppers, will enable semiconductor manufacturers to achieve finer line widths, higher yields and superior critical dimension control.* The Company also believes that the transition to Deep UV step and scan systems for the exposure of critical layers will accelerate in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan.* Currently, competitive Deep UV step and scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems has shipped at least one step and scan machine.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of I-Line steppers and step and scan systems or manufacturers of Deep UV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of Deep UV step and scan systems, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .18 micron and processing 300mm wafers.*

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon its forecast of continued high growth in demand for photolithography equipment and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. Through the first half of fiscal 1998, the Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company intends to continue certain of the expansion activities through the remainder of fiscal 1998, it may not invest in all of the metrology and other equipment required to maximize manufacturing capacity until industry demand recovers.* However, the Company plans to continue its ramp of optical components, thus enabling it to quickly respond to customer requirements. Once demand recovers, the timely construction and equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis. In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel and additional raw materials and components, as well as improved manufacturing and testing techniques to both facilitate volume and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that once industry demand recovers, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements. There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floorspace. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI"). (See "Liquidity and Capital Resources".) A primary reason for the acquisition was TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL.* There can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely effect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected requirements and has created and stored agreed upon quantities of safety stock. Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier, which until the first quarter of fiscal 1998 was the only vendor the Company had determined could meet its specifications. There can be no assurance that either supplier will be able to supply the quantities of material required by SVGL.* If either supplier was unable to meet its commitments, SVGL would be unable to manufacture the quantity of systems required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.* SVGL has qualified an additional source of lasers for its current and future versions of Micrascan systems, allowing the potential for the integration of such lasers into its system configurations.*

Certain other components are obtained from single sources. Although the Company has not experienced significant production delays due to unavailability or delay in procurement of such component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have an adverse effect on the Company's business and could result in damage to customer relationships.

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At June 30, 1998, the Company had received $19,000,000 in funding from Participants, of which $17,178,000 had been recognized and offset against research and development expenditures. There can be no assurances that the Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers) and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. Recent economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography systems, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan systems.* The Company believes that in light of the downturn in industry demand, costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing sub-.25 micron Micrascan systems, in particular the projection optics required for these systems, there can be no assurance that SVGL will be able to operate profitably in the future.*

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, cash and cash equivalents and temporary investments totaled $159,723,000, a decrease of $46,938,000 from the September 30, 1997 total of $206,661,000. The decrease was primarily due to purchases of property and equipment to facilitate the expansion of SVGL's manufacturing capacity and was partially offset by cash generated from operating activities.

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

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement which expires June 30, 2001. Advances under the line bear interest at the Prime Rate or 0.65% to 1.50% over LIBOR. The agreement includes covenants regarding liquidity, profitability, leverage, coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. At August 11, 1998, there were no borrowings outstanding under the facility.

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

                  None.


ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits.

                      10.46 Credit agreement dated as of June 30, 1998 among
                            Silicon Valley Group, Inc. and the Lenders named therein and ABN AMRO Bank, N.V., as Agent.

                      27.0 Financial Data Schedule for the fiscal quarter ended June 30, 1998.

                  (a)  Reports on Form 8-K.

                      None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON VALLEY GROUP, INC.
                                        ...........................

                                              (Registrant)




Date:    August 11, 1998                    By:/s/  Papken S. Der Torossian
                                                    -----------------------
                                                    Papken S. Der Torossian
                                                    Chief Executive Officer and
                                                      Chairman of the Board



Date:    August 11, 1998                    By:/s/  Russell G. Weinstock
                                                    --------------------
                                                    Russell G. Weinstock
                                                    Vice President Finance and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NO.                                      EXHIBIT
-------                                  -------
10.46         Credit agreement dated as of June 30, 1998 among Silicon Valley
              Group, Inc. and the Lenders named therein and ABN AMRO Bank, N.V., as agent.

27.0          Financial Data Schedule for the fiscal quarter ended June 30,
              1998.