Form 10-K
period 1998-09-30
SILICON VALLEY GROUP INC
filed 1998-12-30
CIK 712752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998*

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                        COMMISSION FILE NUMBER: 0-11348

                               SILICON VALLEY GROUP, INC.
       [SVG LOGO](EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        94-2264681
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

             101 METRO DRIVE, SUITE 400, SAN JOSE, CALIFORNIA 95110
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 441-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 27, 1998, was approximately $301,562,808. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the Registrant's Common Stock as of November 27, 1998 was 32,816,577.

     * See Part II, Item 8 of this report for information regarding Registrant's fiscal year.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the parts of this Form 10-K as indicated herein:

Proxy Statement for Annual Meeting of Stockholders to be
  held on
  February 23, 1999.........................................       Part III
Annual Report to Stockholders for fiscal year ended
  September 30, 1998........................................  Parts II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below and set out in the Annual Report incorporated by reference herein, that could cause actual results to differ materially from those described herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

     Silicon Valley Group, Inc. (the "Company" or "SVG") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The fabrication of integrated circuits involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. SVG has three principal product groups which focus primarily on photolithography, photoresist processing, and deposition for oxidation/diffusion and low-pressure chemical vapor deposition ("LPCVD"). In addition, a precision optics group supplies certain components for the Company's photolithography products, government markets and lens systems to the cinematography industry. The Company's products incorporate proprietary technologies and unique processes, and focus on providing process and product technologies and productivity enhancements to its customers. SVG works closely with its existing and potential customers in the development of new systems and technologies and supports its products through a network of worldwide service and technical support organizations.

     Herein the Company refers to its photolithography exposure products as SVG Lithography Systems, Inc. "SVGL" products, its photoresist processing products as "Track" products and its oxidation/diffusion and LPCVD products as "Thermco" products.

INDUSTRY BACKGROUND

     Continuous improvements in semiconductor process and design technologies have led to the production of smaller, more complex and more reliable semiconductor devices at a lower cost per function. As performance has increased and size and cost have decreased, the demand for semiconductors has expanded in computer systems, telecommunications systems, automotive products, consumer goods and industrial automation and control systems. Semiconductor content as a percentage of system cost has also increased. The Company believes that these long-term trends will continue and will be accompanied by a growing demand for semiconductor production equipment that can produce advanced integrated circuits in high volumes with a low cost of ownership.*

     The rapid development of advanced semiconductor applications requires semiconductor manufacturers to continually improve their core technology and manufacturing capabilities to remain competitive within the industry. As a consequence, semiconductor manufacturers demand increasingly sophisticated, cost effective processing equipment from semiconductor equipment suppliers. The increasing diversity and complexity of semiconductor products, the demands of technological change and the costs associated with keeping pace with industry developments have contributed to the emergence of cooperative development and manufacturing alliances both between semiconductor manufacturers and between semiconductor manufacturers and semiconductor equipment suppliers. The Company believes it is essential to have customer alliances to provide access to valuable product and process technologies. These factors result in customers concentrating their business with a small number of key suppliers.

     The semiconductor industry into which the Company sells its products is highly cyclical and historically experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. As a result of the Asian economic crisis, an oversupply of certain semiconductor products, the impact of low cost personal computers, and various other factors, semiconductor manufacturers have reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the fourth quarter of calendar 1997 (the Company's first fiscal quarter of 1998) as the Company experienced lower customer bookings, customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations which continued through the third calendar quarter of 1998 (the Company's fourth fiscal quarter of 1998). These events have caused the Company to significantly reduce its work force, consolidate and combine certain functions and redirect product lines which necessitated a fourth quarter 1998 pretax restructuring charge of $33,680,000. As a result of the lower bookings, order rescheduling and cancellations, the Company believes sales during the first half of fiscal 1999 will be lower than sales during the second half of fiscal 1998.* There can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.*

STRATEGY

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

     - Continuous Improvement. The industry requires that equipment suppliers provide cost effective products that are based on extendible technology. Cost of ownership and the ability to satisfy customer delivery requirements are critical ingredients in the selection process for advanced equipment. To address these issues, the Company is responding by expanding certain of its facilities and deploying capital for manufacturing and test equipment to respond to the long term requirements of the semiconductor industry. The Company continues to implement programs to increase the effectiveness of its material procurement, reduce manufacturing cycle times and improve production methods and processes to gain additional efficiencies.

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

     In the photolithography step of the fabrication process, the integrated circuit patterns are projected through masks, or reticles, onto the silicon wafers. As semiconductors have become more complex, the patterns have become finer, with line widths as narrow as 0.25 micron (approximately 10 millionths of an inch) and below in many of today's more advanced integrated circuits. As the patterns become finer, photolithography exposure systems must be capable of projecting the patterns through the masks with ever finer resolution. The resolution capability of a photolithography exposure system is a function of numerical aperture (a measure of its light gathering characteristics) and the wavelength of the light used in exposure. With the advancement of photolithography technology has come a trend toward the reduction in wavelength from G-line (436 nanometer) to I-line (365 nanometer) to DUV (248 and 193 nanometer) and the increase in numerical aperture from 0.2 to approximately 0.7. Additionally, efforts are commencing to investigate, and in some instances develop 157 nanometer and post-optical technology to advance product line widths as fine as .07 microns.

     Historically, there have been two major approaches to photolithography exposure systems: full field scanning projection aligners ("scanners") and refractive steppers ("steppers"). Scanners project a full scale mask image onto a moving full wafer, while steppers sequentially expose a small section of a wafer in a stepped sequence of exposures, but do so by reducing the size of a mask image by several fold (typically 5 times). Thus, scanners offer large exposure fields while steppers offer masks that are easier to make and have a lower cost. These strengths are combined in the step-and-scan system, a technology pioneered by SVGL.

     Micrascan. The Company believes that its Micrascan photolithography step-and-scan exposure system provides the increased resolution required for current advanced logic and memory devices and for succeeding generations of complex, fine geometry integrated circuits through its use of DUV lamp or laser light source and unique projection optics design. Micrascan overcomes the line width limitations of steppers over a large exposure field by combining the elements of both steppers and scanners into the Micrascan's step-and-scan technology.*

     The Micrascan combines advantages of scanning projection aligners and steppers by scanning a portion of the wafer, then "stepping" to another portion of the wafer and repeating the process as necessary. Each scan has the capability to expose a large segment of the wafer. The large exposure field enables Micrascan to fabricate larger devices in a single scan than steppers, thus avoiding the necessity of "stitching" a circuit together through two different exposures, and depending on the size of the chip provides the ability to expose more than one device in an exposure field. In addition, Micrascan continuously modifies the position of the wafer surface during the scan, using its on-the-fly focus system to keep the wafer in the optimal focal plane, thus providing a larger usable depth of focus. The larger the usable depth of focus field is, the more tolerant of variations in the wafer surface the equipment will be. The Company believes Micrascan's greater tolerance of wafer surface variations can reduce the number of defective devices on a wafer, thereby contributing to higher yields.* It further believes that scanning across the field instead of exposing the entire field at one time also enables Micrascan to achieve greater uniformity of resolution across the entire exposure field and contributes to higher yields of faster devices.*

     The Company believes that SVGL has substantial technological expertise and process knowledge in developing deep ultraviolet ("DUV") step-and-scan photolithography systems. SVGL has developed internal capability to design and fabricate optical lenses, mirrors and coatings. This includes a combination of purchased and proprietary optical metrology using phase measuring interferometry to precisely measure and test the optical elements it produces. Micrascan incorporates both mirrors and lenses in its optical system, which the Company believes allows for an optical projection system that is less sensitive to environmental variants and accommodates the use of light sources with broader spectral bandwidth (than refractive optics), with the additional benefits of reduced running cost and increased reliability.*

     In addition to the optical system technology described above, SVGL has developed certain proprietary mechanical systems incorporated in the Micrascan to control the position of the wafer and the reticules prior to and during the wafer exposure step. The Company believes that these servo controlled systems contribute to the Micrascan's ability to scan the exposure field at high speeds with no substantial loss of resolution, thereby increasing the throughput capability of the machine.*

     The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that SVGL's Micrascan family of photolithography systems are currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* Micrascan II+ systems capable of printing .30 micron line widths sell for up to approximately $5,300,000, depending upon configuration. The Micrascan QML lamp-based systems and Micrascan III laser-based systems, each capable of printing .25 micron line widths, sell for up to approximately $7,200,000, depending upon configuration. Micrascan III+ capable of producing line widths of .15 micron sell for approximately $8,300,000. Although the Company specifies that its systems to produce certain line widths, it is commonplace that the combination of the tool's robustness and the customer's process technology achieves finer line widths than those specified.

     Uncertain Market for Micrascan Products. To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan DUV step-and-scan photolithography systems, capable of producing line widths of .18 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes. The Company believes DUV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems, as compared to DUV steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the transition to DUV step-and-scan systems will accelerate in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive DUV step-and-scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step-and-scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of DUV step-and-scan systems, or other manufacturers of step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

     The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .18 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership could have a material adverse impact on the Company's financial condition and results of operations.*

     The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets.")

     Micralign. SVGL also sells a family of scanning projection aligners known as "Micralign." The most advanced product in this family, the Micralign 700, is used primarily in the production of semiconductor devices with minimum feature sizes above 1.25 microns, or in the fabrication of less critical layers within more sophisticated semiconductor devices. Micralign products are a mature product family and sales of Micralign products have declined in recent years as steppers have supplanted scanning projection aligners. The Company anticipates that such sales will continue to decline.* A large installed base of Micralign systems exists throughout the world and a majority of SVGL's Micralign related revenues is derived from servicing that installed base and the sales of spare parts. The list price of the Micralign 700 is approximately $1,350,000.

TRACK SYSTEMS (TRACK)

     Track designs, manufactures, markets and services photoresist processing equipment which performs all the steps necessary to process semiconductor wafers prior to photolithography exposure, including cleaning, adhesion promotion and photoresist coating, and which performs all the steps required to treat wafers after photolithography exposure prior to etching, including developing and baking. As photoresist processing technology has evolved, the Company has developed increasingly advanced products for this market, which are capable of handling integrated circuits with line widths as narrow as 0.18 micron. Each product line includes the principal processing capabilities described above and is generally sold in customer-specified configurations that can include specially engineered features and capabilities. All Track products are available in fully automated cassette-to-cassette configurations either as stand-alone processing stations or as in-line integrated manufacturing systems. The equipment is modular in design to allow configuration to customer requirements. Each semiconductor manufacturer may require certain of the processing stations to effect its proprietary or specialized processes.

     As a result of being able to supply its customers with both SVGL's Micrascan photolithography systems and Track's photoresist processing products, the Company believes it offers the only clustered solution manufactured by a single supplier. Additionally, Track's 90 Series is designed to interface with all other lithography exposure products, regardless of manufacture.

     Track's product lines correspond to the development of successive generations of wafer processing technologies. In general, it has been the Company's experience that introduction of new Track products has been followed by lower order levels for older products.

     90 Series. The 90 Series, the 90-S and the 90-SE photoresist processing systems are designed for use in fabrication processes for integrated circuits with line widths as narrow as 0.25 micron, such as is required for 64 megabit DRAMs. The 90 Series incorporates a proprietary wafer transfer system to increase throughput and provides features allowing it to interface with factory automation systems, such as those using automated guided vehicles. The 90 Series can process wafers up to eight inches in diameter. The 90-S and the more recent 90-SE offer improved cost of ownership through increased productivity and a smaller floor space requirement. Prices of the 90 Series range from approximately $650,000 to $1,700,000.

     8800 Series. The 8800 Series is designed to meet market needs for photoresist contamination control and photoresist processing down to 0.8 micron line widths. The 8800 Series incorporates such automation features as beltless wafer handling, compatibility with low contamination wafer storage and movement techniques, advanced software and communications capabilities and certain process control improvements. The 8800 Series can process wafers from three to six inches in diameter. The 8800 series is a mature product and sales have declined in recent years. The Company anticipates that such sales will continue to decline.* Prices of the 8800 Series range from approximately $200,000 to $550,000.

THERMCO SYSTEMS (THERMCO)

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

     Rapid Vertical Processor -- 300 ("RVP-300"). Announced in 1997, the RVP-300 is the latest addition to the vertical furnace product line. RVP-300 is designed for processing of 300mm (12 inch) wafers addressing requirements for 0.18 micron technology and beyond. The design of RVP-300 focuses on maximizing productivity and throughput. This is done by utilizing features such as fast temperature ramp up and ramp down capability, Model Based Temperature Control (MBTC) for optimized temperature control across the wafer, and a dual boat configuration. Initial shipments of the RVP-300 occurred in the second quarter of fiscal 1998. Prices of the RVP-300 range from $1,200,000 to $1,500,000, depending on configuration.

     Series 9000 Rapid Vertical Processor ("RVP"). Introduced in 1996, the RVP is based on the Advanced Vertical Processor ("AVP") platform, processes both eight inch and six inch wafers and meets sub-.50 micron technology requirements. The RVP features a proprietary and patented design that enables it to ramp up and ramp down temperatures anywhere between twice and ten times as fast as the AVP and offers faster throughput and tighter junction depth control for critical anneals. By utilizing the AVP platform, the Company believes that the RVP, which incorporates key features of the AVP, such as 16-cassette wafer handling and model based temperature control (MBTC), offers the high reliability of the established AVP product line. The typical price range of an RVP system is $1,000,000 to $1,300,000, depending on process configuration.

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

     Horizontal Processing Systems. The typical horizontal system consists of four separately controlled cylindrical reaction chambers which are mounted horizontally, one directly above the other. Horizontal systems are a mature product family. Sales of these systems have been declining in recent years, as semiconductor manufacturers have increasingly installed vertical reactors in their newer fabrication facilities and the Company expects this trend to continue.* However, the Company believes that manufacturers of less complex devices will continue to have some need for horizontal processing systems for the foreseeable future, but at successively declining rates.* In addition, the existing installed base of horizontal processing systems enables the Company to generate revenues through the sale of spare parts and upgrades. Prices for horizontal systems range from approximately $400,000 to $900,000.

CUSTOMERS

     The Company's customer base includes companies that manufacture semiconductor devices primarily for sale to others and companies that manufacture semiconductor devices primarily for internal use. Repeat sales to existing customers represent a significant portion of the Company's processing equipment sales. The Company believes that its installed customer base represents a significant competitive advantage.* By working closely with its established customer base, the Company is able to identify new product development opportunities. The Company's major customers during fiscal 1998 included the following:

Hewlett-Packard                    Phillips Semiconductor
IBM                                ProMos Technologies
Intel                              SGS-Thomson
LSI Logic                          Siemens
Motorola                           White Oak Semiconductor

     The Company relies on a limited number of customers for a substantial percentage of its sales. For fiscal 1998, Intel, IBM and Motorola represented 40%, 17% and 13%, respectively, of sales and the Company's largest five customers represented 76% of sales. In fiscal 1997 and 1998, Intel represented a substantial portion of the total sales of both Track and SVGL products. The loss of a significant customer (and in particular the loss of Intel as a Track or SVGL customer -- See "Manufacturing and Raw Materials"), a delay in shipment due to customer rescheduling or any substantial reduction in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's business and results of operations.*

MARKETING, SALES AND SERVICE

     The Company markets and sells its products primarily to independent manufacturers of semiconductor devices and computer, telecommunications and other companies that manufacture semiconductor devices for their own use. The market for the Company's products is worldwide. The Company sells its products in the United States principally through its direct sales organization. The Company sells its products overseas through a direct sales staff, independent distributors and independent representatives. The following table sets forth the Company's revenues by geographic area as a percentage of net sales for the three fiscal years ended September 30:

                                                YEARS ENDED SEPTEMBER 30,
                                                -------------------------
                                                1996      1997      1998
                                                -----     -----     -----
United States.................................   66%       72%       65%
Western Europe................................   24        18        31
Far East......................................   10        10         4

     Reliability, which is commonly measured in up-time and mean time between failure, and performance are increasingly important factors by which customers evaluate the potential suppliers of sophisticated processing systems. The Company believes that its field service and process support capabilities are major factors in its selection as an equipment supplier. Increasingly, semiconductor manufacturers are requiring seven-day, around the clock, on site or on call support. To meet this need, the Company continues to enhance its training programs and deploy spare part inventories at both customer sites and regional field depots. Service personnel are based in field offices throughout the United States, Western Europe, Japan and the Pacific Rim and increasingly on site at particularly large customer locations.

     The Company warrants its products against defects in design, materials and workmanship, generally for periods ranging from one to two years.

BACKLOG

     At September 30, 1998 and 1997, the Company had a backlog of approximately $254,130,000 and $437,668,000, respectively. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Such orders are subject to cancellation by the customer with limited charges. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. As a result of the current semiconductor environment, the Company did receive in each quarter of fiscal 1998 customer deferrals and order cancellations of product with scheduled delivery dates. This led to reduced levels of shipments in the second half of fiscal 1998 and the decline will potentially continue in the first half of fiscal 1999.* There can be no assurance that the Company will not continue to experience customer delivery deferrals, order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have an adverse effect on its operating results.*

     As of September 30, 1998, the Company had recognized net sales of approximately $53,000,000 from two customers who accepted and took title to the related equipment and agreed to normal credit payment terms, but requested that the Company store the equipment until predetermined shipment dates.

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

     The Company believes that in selecting a photolithography equipment manufacturer, customers look for a supplier with a long-term product development strategy and the ability to fund that development since photolithography exposure equipment can represent a substantial portion of the equipment cost of a fabrication facility. Semiconductor manufacturers may be unwilling to rely on a relatively small supplier, such as the Company, for a critical element of the fabrication process if they believe that the Company does not have sufficient capital to implement its product development strategy. The Company depends in part on external sources to fund its photolithography development efforts.

     During fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. At September 30, 1998, the Company had received $20,000,000 in development funding from six Participants, of which $19,765,000 had been recognized and offset against research and development expenditures. In March 1997, one participant withdrew from the program. There can be no assurances that the other Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulates that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional systems by each Participant.

     The Company anticipates that it will need to continue to make substantial research and development expenditures, particularly in its photolithography products, in order to remain competitive in the semiconductor equipment industry. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving. If the Company were not able to secure additional external funding, its new product development and product enhancement efforts would either be impaired or would have a material adverse effect on the Company's results of operations.*

     In connection with the Company's acquisition of SVGL in 1990, SVGL received an equity investment and research and development funding commitments for Micrascan from IBM. Under the terms of the related research and development agreement, SVGL owed IBM certain royalties based on future operating results. During the second quarter of fiscal 1997, the Company satisfied its obligation, recognized an expense of $32,582,000, which represented royalties related to products currently under development, and recorded a prepayment of $5,418,000, which represented royalties related to existing products which are being amortized through fiscal 2000 in proportion to the related product sales.

     The Company has historically devoted a significant portion of its personnel and financial resources to research and development programs. For fiscal years 1998, 1997, and 1996, total research and development expenditures were approximately $99,000,000, $82,000,000, and $72,000,000, respectively, of which approximately $12,000,000, $8,000,000, and $5,000,000, respectively, was funded by outside parties. Substantially all of the development funding has been received by SVGL for the development of its Micrascan technology and systems. During prior years, the majority of development funding was received from the industry consortium of semiconductor manufacturers, SEMATECH. In fiscal 1997 and 1998, the funding was received primarily from the Participants for the development of the advanced technology 193 nanometer system.

COMPETITION

     The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion and LPCVD equipment; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets.")

     Many of the Company's competitors are Japanese corporations. As a result of the strength of the U.S. dollar in relation to the Japanese yen, the Company is at a disadvantage when competing on the basis of price. In light of the recent economic downturn in certain Asian countries which represent significant markets for such competitors, the Company believes that it may encounter more severe price competition in its non-Asian markets. To compete effectively in these markets, the Company may be forced to reduce prices, which could cause further reduction in net sales and gross margins and, consequently, have a material adverse effect on the Company's financial condition and results of operations.*

     Certain of the Company's existing and potential competitors have substantially greater name recognition, financial, engineering, manufacturing and marketing resources and customer service and support capabilities than the Company. Additionally, the Company is a relative newcomer in the photolithography exposure market. Nikon, and to a lesser extent Canon, have long established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. Although the Company has supplied Track and Thermco equipment to many of these customers, it has not previously sold meaningful quantities of Micrascan photolithography equipment to them.

     The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price/performance characteristics.

     The Micralign products manufactured by SVGL are generally not competitive with steppers for fabrication of semiconductor devices with line widths smaller than 1.25 micron. In marketing Micrascan systems, SVGL continues to face competition from suppliers employing other technologies, principally I-Line and DUV steppers, including Nikon Corp., Canon and ASM Lithography. Additionally, two competitors, Nikon and ASM Lithography have begun shipping initial quantities of .25 micron step-and-scan photolithography systems which utilize DUV light sources, and the Company believes that Canon will begin initial shipments of a similar step-and-scan system in the near future.* The Company believes DUV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems as compared to DUV steppers will enable semiconductor manufacturers to achieve finer line widths with superior critical dimension control to produce higher yields of faster devices.* There can be no assurance that the Company will be successful in competing with such systems.* The availability of limited quantities of .25 micron step-and-scan systems from Nikon, ASM Lithography, Canon or some other supplier may cause customers to delay purchases from the Company until such new products have been evaluated.* Further, if manufacturers of DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of DUV step-and-scan systems, or lithography manufacturers are able to supply step-and-scan systems in sufficient quantity that are technically equal or better than Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

IMPORTANCE OF THE JAPANESE AND PACIFIC RIM MARKETS

     The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any

Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers that are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.* Recent economic difficulties in certain Asian countries, particularly Korea, will adversely affect the Company's ability to penetrate such markets.*

     In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

     Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. Although the Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers in the Pacific Rim, it anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, due to recent economic issues in certain Asian countries, particularly Korea, the Company's ability to penetrate such markets has been more difficult. Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

MANUFACTURING AND RAW MATERIALS

     The Company manufactures its products from standard components and from components manufactured by others according to the Company's design specifications. Track products are manufactured in San Jose, California. Thermco products are primarily manufactured in Orange, California and limited manufacturing in Billingshurst, West Sussex, England, which the Company announced will be closed and product responsibility transferred to Orange, California. Tinsley manufactures optical components in Richmond and North Hollywood, California. SVGL photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut.

     From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing a new product which has been in development for approximately one year. There can be no assurance that the Company will not experience delays in development or manufacturing problems related to its new product as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the new product or other products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. The release into the market of a new technology Track product will not be accomplished for a number of quarters.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

     Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

     The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon its forecast of continued growth in demand, the transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. Through fiscal 1998, the Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company intends to continue certain of the expansion activities, it may not invest in all of the metrology and other equipment required to maximize manufacturing capacity until industry demand recovers.* However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements. Once demand recovers, the timely construction and equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivery quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

     The time required to build a Micascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that once industry demand recovers, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

     One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floorspace. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

     On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

     The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

     SVGL -- Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.*

     The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier, which until the first quarter of fiscal 1998 was the only supplier the Company had determined could meet its specifications. SVGL has recently qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality. If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

PATENTS AND LICENSES

     The Company owns several domestic and foreign patents relating to the businesses of Track, Thermco and SVGL products. Although the Company has historically relied and continues to rely on the technical and marketing competence and creative ability of its personnel, rather than patents, to maintain its competitive position, it has begun to pursue both domestic and foreign patent protection more aggressively.

     As is typical in the semiconductor equipment industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents or copyrights on certain of the Company's products and technologies. Two of the Company's customers have notified the Company that they have received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. The customers have put the Company on notice that it intends to seek indemnification from the Company for any damages and expenses resulting from this matter if found liable or if the customer settles the claim. The Company cannot predict the outcome of this or any similar claim or its effect upon the Company, and there can be no assurance that any such litigation or claim would not have a material adverse effect upon the Company's financial condition or results of operations.*

ENVIRONMENTAL REGULATION

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

     The Company does not anticipate any material capital expenditures for environmental control facilities in 1999.*

BUSINESS INTERRUPTION

     The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange, California. Tinsley's optical components are manufactured in Richmond and North Hollywood, California. These California facilities are located in seismically active regions. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.*

YEAR 2000

     As the Year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company has completed the modification of its internal-use computer software for the Year 2000. The third party costs associated with such modifications were not material and were expensed in fiscal 1998. The Company does not segregate internal costs incurred to assess and remedy deficiencies related to the Year 2000 problem or modifications to its products, however, the Company has incurred approximately $124,000 with third parties to identify and modify its internal-use computers systems. Although the company believes that the solutions, which were extensively tested, have resulted in its internal-use systems being Year 2000 compliant, there can be no assurance that unforeseen problems that could disrupt operations will arise, or that the Company could be required to expend further cost and effort to solve such problems.*

     The Company has evaluated its products and identified those areas containing date sensitive Year 2000 issues. The Company has informed its customers of ship dates for Year 2000 compliant products and has made available for potential sale the necessary modifications to bring previously shipped products into compliance. The Company is in the process of contacting its suppliers and service providers to ascertain their state of readiness and compliance for Year 2000 issues. The Company will continue to monitor their progress and compliance for these issues. There can be no assurance, however, that the Company's suppliers and service providers will timely provide the Company with products or services which are Year 2000 compliant. Any failure to do so by such third parties could have a material adverse impact on the Company's results of operations.*

     At this time the Company does not feel it is necessary to develop a contingency plan. As risks are identified, plans will be developed and implemented as required.

     Although the Company believes its Year 2000 plans will be successful, there can be no assurance that unforeseen problems will not happen which could have a material adverse effect on the Company.*

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The Company attempts to minimize its currency fluctuation risk by actively managing the balances of current assets and liabilities denominated in foreign currencies. The Company does not use derivative financial instruments. A 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations.

     The Company has investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of the Company's debt investments the impact of interest rate changes would not have a material impact on the value of such investments.

     The Company is also exposed to interest rate risk on its fixed rate debt obligations. At September 30, 1998 fixed rate debt obligations totaled $6,505,000. The fixed rate obligations range between 8.25% to 12% with a weighted average of 8.35% and maturity dates between April 1999 and February 2007. Due to the relatively insignificant principal balance of outstanding debt obligations, the Company does not actively manage the risk associated with these obligations. The impact of interest rate changes would not have a material impact on the Company's results of operations.

EMPLOYEES

     At September 30, 1998, the Company had 2,616 full-time employees and 44 part-time employees and contract personnel, including 531 in research and development, 1,072 in manufacturing, 909 in marketing, sales and customer service and support and 148 in administration. None of the Company's employees are represented by a union. Management considers its relations with its employees to be good.

     The Company's future success is dependent upon its ability to attract and retain qualified management, technical, sales and support personnel for its operations. In particular, SVGL's future growth is very dependent on the Company's ability to attract and retain key skilled employees, particularly those related to the optical segment of its business. The competition for such personnel is intense. Some key positions in the Company are held by persons who have only recently been appointed to such positions. The Company's growth has increased its dependence on key management personnel. The loss of certain key people, the failure of key persons to perform in their current positions or the Company's inability to attract and retain new key employees could materially adversely affect the Company's performance.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

               NAME                 AGE                           POSITION
               ----                 ---                           --------
Papken S. Der Torossian...........  59    Chairman of the Board and Chief Executive Officer
William A. Hightower..............  55    President and Chief Operating Officer
Russell G. Weinstock..............  55    Vice President, Finance and Chief Financial Officer
Edward A. Dohring.................  65    Vice President, President, SVG Lithography Systems, Inc.
Steven L. Jensen..................  49    Vice President, Worldwide Sales and Service
Jeffrey M. Kowalski...............  45    Vice President, President, Thermco Systems
Boris Lipkin......................  51    Vice President, Corporate
Larry W. Sonsini..................  57    Secretary

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

     Mr. Dohring became a Vice President of the Company in July 1992 and announced his retirement effective December 31, 1998. He became President of SVG Lithography Systems, Inc. in October 1994. From June 1992 to October 1994, he was President of Track.

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

     The Thermco Systems Division has two facilities in Orange, California. The first facility consists of approximately 92,000 square feet with a base monthly rent expense of approximately $50,000 under a lease expiring in 2004. The second facility consists of approximately 77,000 square feet with a base monthly rental expense of approximately $43,500 under a lease expiring in 1999.

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

     Tinsley owns two facilities in Richmond, California. The first consists of approximately three acres of land and a building totaling 56,000 square feet. The second consists of two acres of land currently under development for future expansion of the Company's precision optical components. In addition, Tinsley occupies two warehouses in Richmond, California with leases that expire in 1999 with a monthly base rent of approximately $5,600.

     Tinsley, which owns Century Precision Optics, has two facilities in North Hollywood, California. The first facility consists of approximately 21,000 square feet with a base monthly rent expense of approximately $21,300 under a lease expiring in 2004. The second facility consists of approximately 5,000 square feet with a base monthly rent expense of approximately $4,000. This lease is on a month to month basis.

     The Company also leases storage and warehouse space near its headquarters in San Jose, office space near its Thermco facilities in Orange, sales and service offices in key locations throughout the United States, Western Europe and the Pacific Basin, and space for a limited manufacturing operation in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS.

     On or about August 12, 1998, Fullman International and Fullman Company (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging a cause of action for fraudulent transfer in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, the plaintiff, another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California.

     While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. However, an unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition.*

     In addition to the above, the Company, from time to time, is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, at page 32 under the caption "Common Stock Prices," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, at page 32 under the caption "Five-Year Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, at pages 33 to 46 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is set forth in Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, at pages 13 to 31, which information is incorporated herein by reference.

     The Company observes a 52-53 week fiscal year ending on the Friday closest to September 30. Under this practice, the Company's last three fiscal years ended September 27, 1996, October 3, 1997, and October 2, 1998. For convenience, this Report and the Company's Consolidated Financial Statements refer to all such fiscal years as ending at September 30. Fiscal 1996 and fiscal 1998 each included 52 weeks. Fiscal 1997 included 53 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

     With the exception of the information expressly incorporated by reference from the Annual Report to Stockholders into Parts II and IV of this Form 10-K, the Company's Annual Report to Stockholders is not to be deemed filed as part of this report.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Executive Officers. See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated by reference:

        Independent Auditors' Report.

        Consolidated Balance Sheets at September 30, 1998 and 1997.

        Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

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

     3. EXHIBITS.

    EXHIBIT NO.                              EXHIBIT
    -----------                              -------
       10.46       First Amendment to Credit Agreement, dated October 23, 1998, by and among the Registrant, ABN Amro Bank, N.V. as Agent
                   and certain Lenders with respect thereto.
       10.47       Retirement Agreement, dated as of November 16, 1998, by and between the Registrant and Edward A. Dohring.
       13.1        Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1998.
       21.1        Registrant's wholly-owned subsidiaries are (i) SVG
                   Lithography Systems, Inc., a Delaware corporation (SVGL),
                   (ii) Tinsley Laboratories, Inc., a California corporation
                   ("TLI"), (iii) Silicon Valley Group, K.K., a Japanese
                   corporation, (iv) SVG International Service, a California
                   corporation ("SVG International"), (v) Silicon Valley Group
                   FSC Incorporated, a Barbados corporation, (vi) SVG Israel,
                   Inc., a Delaware corporation, (vii) SVG Thailand, Inc., a
                   Delaware corporation and (viii) SVG Korea, Inc., a Korean
                   corporation. SVG Lithography Japan Co., Ltd., a Japanese
                   corporation, Silicon Valley Group B.V., a Netherlands
                   corporation, SVG Lithography Systems Korea, Inc., a Delaware corporation, SVG France S.A.R.L., a French corporation, and
                   SVG Lithography Systems FSC, Inc., a Barbados corporation
                   are wholly-owned by SVGL. Century Precision Industries,
                   Inc., a California corporation is wholly-owned by TLI. SVG
                   Europe Limited, a United Kingdom corporation ("SVG Europe"),
                   Silicon Valley Group Deutschland GmbH, a German corporation,
                   SVG Systems (Asia) Pte. Ltd., a Singapore corporation and
                   Thermco Systems (Far East) Limited, a Hong Kong corporation are wholly-owned by SVG International. UK Systems Limited, an English corporation, is wholly-owned by SVG Europe.
       23.1        Consent of Deloitte & Touche LLP, independent auditors.
       24.1        Power of Attorney (see page 22).
       27          Financial Data Schedule.

---------------
(b) REPORTS ON FORM 8-K. None

(c) EXHIBITS. See (a) above.

(d) FINANCIAL STATEMENT SCHEDULES. See (a) above.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Silicon Valley Group, Inc.:

     We have audited the consolidated financial statements of Silicon Valley Group, Inc. and subsidiaries as of September 30, 1997 and 1998, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated October 26, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Silicon Valley Group, Inc., listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

San Jose, California
October 26, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 30, 1998                         SILICON VALLEY GROUP, INC.

                                          By:  /s/ PAPKEN S. DER TOROSSIAN

                                            ------------------------------------
                                                  Papken S. Der Torossian
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
             /s/ PAPKEN S. DER TOROSSIAN                 Chairman of the Board,      December 30, 1998
-----------------------------------------------------    Chief Executive Officer
               Papken S. Der Torossian                   and Director (Principal
                                                         Executive Officer)

              /s/ WILLIAM A. HIGHTOWER                   President Chief             December 30, 1998
-----------------------------------------------------    Operating Officer and
                William A. Hightower                     Director

              /s/ RUSSELL G. WEINSTOCK                   Vice President, Finance     December 30, 1998
-----------------------------------------------------    and Chief Financial
                Russell G. Weinstock                     Officer (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ WILLIAM L. MARTIN                    Director                    December 30, 1998
-----------------------------------------------------
                  William L. Martin

                   /s/ NAM P. SUH                        Director                    December 30, 1998
-----------------------------------------------------
                     Nam P. Suh

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
               /s/ LAWRENCE TOMLINSON                    Director                    December 30, 1998
-----------------------------------------------------
                 Lawrence Tomlinson

               /s/ KENNETH M. THOMPSON                   Director                    December 30, 1998
-----------------------------------------------------
                 Kenneth M. Thompson

                              SILICON VALLEY GROUP

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT     CHARGED                      BALANCE AT
                                                   BEGINNING    TO COSTS AND                      END
                   DESCRIPTION                     OF PERIOD      EXPENSES     DEDUCTIONS(1)   OF PERIOD
                   -----------                     ----------   ------------   -------------   ----------
YEAR ENDED 9/30/96:
  Allowance for Doubtful Accounts................   $ 4,156       $ 2,044        $   (122)      $ 6,078
  Product Warranty Reserves......................    32,603        64,068         (53,772)       42,899
YEAR ENDED 9/30/97:
  Allowance for Doubtful Accounts................     6,078         7,725          (7,009)        6,794
  Product Warranty Reserves......................    42,899        42,320         (41,685)       43,534
YEAR ENDED 9/30/98:
  Allowance for Doubtful Accounts................     6,794         3,273          (1,835)        8,232
  Product Warranty Reserves......................    43,534        64,138         (58,729)       48,943

---------------
(1) Write-offs of uncollectible accounts and costs incurred for warranty repairs.

                               INDEX TO EXHIBITS

EXHIBIT NO.                              EXHIBIT
-----------                              -------
   10.46       First Amendment to Credit Agreement, dated October 23, 1998, by and among the Registrant,
               ABN Amro Bank, N.V. as Agent and certain Lenders with
               respect thereto.
   10.47       Retirement Agreement, dated as of November 16, 1998, by and between the Registrant and
               Edward A. Dohring.
   13.1        Selected data from Annual Report to Stockholders for fiscal year ended September 30, 1998.
   23.1        Consent of Deloitte & Touche, independent auditors.
   27          Financial Data Schedule.

                                   [SVG LOGO]

[Recycled logo]
Printed on recycled paper