Form 10-Q
period 1998-12-31
SILICON VALLEY GROUP INC
filed 1999-02-08
CIK 712752

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

     For the quarterly period ended December 31, 1998.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of January 29, 1999 was 32,822,556

================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                            PAGE NO.
                                                                            --------
        Consolidated Condensed Balance Sheets as of December 31,
        1998 and September 30, 1998                                             3

        Consolidated Condensed Statements of Operations for the
        Quarters Ended December 31, 1998 and 1997                               4

        Consolidated Condensed Statements of Cash Flows for
        the Quarters Ended December 31, 1998 and 1997                           5

        Notes to Consolidated Condensed Financial Statements                    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     8


PART II.  OTHER INFORMATION                                                    19


SIGNATURES                                                                     21

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           December 31,   September 30,
                                                              1998             1998
                                                           ------------   -------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and equivalents                                    $ 132,970       $ 121,575
    Temporary investments                                      20,924          28,425
    Accounts receivable (net of allowance for doubtful
        accounts of $8,271 and $8,232 respectively)            99,599         121,562
    Refundable income taxes                                     6,466          15,000
    Inventories                                               212,034         212,975
    Prepaid expenses and other assets                           8,033           7,485
    Deferred taxes                                             26,553          22,740
                                                            ---------       ---------
        Total current assets                                  506,579         529,762
PROPERTY AND EQUIPMENT - NET                                  192,096         191,022
DEPOSITS AND OTHER ASSETS                                       5,982           6,070
INTANGIBLE ASSETS - NET                                         3,568           3,736
                                                            ---------       ---------
TOTAL                                                       $ 708,225       $ 730,590
                                                            =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                        $  19,689       $  25,346
    Accrued liabilities                                       119,101         130,532
    Current portion of long-term debt                             526             640
    Income taxes payable                                        1,531           1,284
                                                            ---------       ---------
        Total current liabilities                             140,847         157,802
LONG-TERM DEBT                                                  5,815           5,865
DEFERRED AND OTHER LIABILITIES                                  5,634           5,393
STOCKHOLDERS' EQUITY:
    Common Stock - shares outstanding:

        December 31, 1998: 32,821,494
        September 30, 1998: 32,696,394                        405,501         404,462
    Retained earnings                                         153,352         160,384
    Accumulated other comprehensive income (loss)              (2,924)         (3,316)
                                                            ---------       ---------
    Stockholders' equity                                      555,929         561,530
                                                            ---------       ---------
TOTAL                                                       $ 708,225       $ 730,590
                                                            =========       =========

            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Quarters Ended
                                                              December 31,
                                                          1998           1997
                                                        ---------     ---------
NET SALES                                               $  85,487     $ 188,707

COST OF SALES                                              61,457       114,319
                                                        ---------     ---------

GROSS PROFIT                                               24,030        74,388

OPERATING EXPENSES:

    Research, development and
        related engineering                                16,001        21,069

    Marketing, general and administrative                  19,473        36,687
                                                        ---------     ---------

OPERATING INCOME (LOSS)                                   (11,444)       16,632

INTEREST AND OTHER INCOME                                   1,465         1,482

INTEREST EXPENSE                                             (374)         (254)
                                                        ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                         (10,353)       17,860

PROVISION (BENEFIT) FOR INCOME TAXES                       (3,321)        5,715
                                                        ---------     ---------

NET INCOME (LOSS)                                       $  (7,032)    $  12,145
                                                        =========     =========

NET INCOME (LOSS) PER SHARE - BASIC                     $   (0.21)    $    0.38
                                                        =========     =========

SHARES USED IN PER SHARE
    COMPUTATIONS - BASIC                                   32,759        32,277
                                                        =========     =========

NET INCOME (LOSS) PER SHARE - DILUTED                   $   (0.21)    $    0.37
                                                        =========     =========

SHARES USED IN PER SHARE COMPUTATIONS -DILUTED             32,759        33,124
                                                        =========     =========


                   See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Quarters Ended
                                                              December 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $  (7,032)   $  12,145
    Reconciliation to net cash provided by
        operating activities:
           Depreciation and amortization                    11,246        8,436
           Amortization of intangibles                         168          199
           Deferred income taxes                            (3,813)        (500)
           Changes in assets and liabilities:
               Accounts receivable                          21,963      (12,317)
               Inventories                                     941         (602)
               Prepaid expenses                               (548)         (15)
               Deposits and other assets                        88          576
               Accounts payable                             (5,657)      (2,410)
               Accrued and deferred liabilities            (11,290)      (1,949)
               Income taxes payable                          8,781        3,124
                                                         ---------    ---------
           Net cash provided by operating activities        14,847        6,687
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of temporary investments                      (6,600)      (5,186)
    Maturities of temporary investments                     14,101       14,367
    Purchases of property and equipment                    (12,320)     (21,147)
                                                         ---------    ---------
           Net cash used for investing activities           (4,819)     (11,966)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                         (164)        (235)
    Proceeds from borrowings                                  --            250
    Sale of Common Stock                                     1,039          669
                                                         ---------    ---------
           Net cash provided by financing activities           875          684
                                                         ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        492       (3,001)
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             11,395       (7,596)
CASH AND EQUIVALENTS:
    Beginning of period                                    121,575      129,689
                                                         ---------    ---------
    End of period                                        $ 132,970    $ 122,093
                                                         =========    =========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany transactions and balances.

2. INVENTORIES

   Inventories are comprised of:

                                                  December 31,        September 30,
                                                      1998                1998
                                                  ------------        -------------
                                                           (In thousands)
Raw materials                                       $106,121            $103,738
Work-in-process                                       99,025             103,362
Finished goods                                         6,888               5,875
                                                    --------            --------
                                                    $212,034            $212,975
                                                    ========            ========

3. NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.

The quarter ended December 31, 1998 was a loss period, therefore common stock equivalents would be anti-dilutive and were not included in the calculation of diluted net loss per share. Options to purchase 716,000 shares of common stock, representing potentially dilutive securities, were outstanding at December 31, 1998. Diluted net income per share includes an additional 847,000 shares at the quarter ended December 31, 1997 to reflect the potential dilution from shares issuable upon the assumed exercise of dilutive stock options.

4.  REVENUE RECOGNITION

The Company recognizes revenue when the buyer accepts and takes title to the equipment, generally upon shipment. During the quarter ended December 31, 1998, the Company recognized approximately $20,000,000 of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. At December 31, 1998, the Company was storing a total of approximately $46,000,000 of such equipment from this customer with shipment dates ranging through July 1999.

5. COMPREHENSIVE INCOME (LOSS)

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income (loss) include net income (loss), foreign currency translation adjustments and minimum pension liability. As such, Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets represents cumulative foreign currency translation adjustments and minimum pension liability. Comprehensive income (loss) was ($6,640,000) and $9,326,000 for the three months ended December 31, 1998 and 1997, respectively. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operation or cash flows.

6. RESTRUCTURING AND RELATED CHARGES

During the fourth quarter of fiscal 1998, the Company recorded restructuring and related charges of $33,680,000. The charge included costs of $28,521,000 resulting from the termination of the Company's previously announced 200-APS photoresist processing system (the "200-APS charge") and a provision of $5,159,000 for reductions in the Company's workforce that included severance compensation and benefit costs.

Changes to the restructuring accrual in fiscal 1999 (in thousands):

                                        200-APS
                        Severance     Inventory and                     Other
                            and         Purchase       Customer         Exit
                         Benefits      Commitments    Obligations       Costs          Total
                        ---------     -------------   -----------       -----          -----
Balance at
September 30, 1998        $ 3,006        $ 1,832        $ 2,293        $   201        $ 7,332

Incurred in Q1 1999        (1,640)        (1,481)          (154)          (201)        (3,476)
                          -------        -------        -------        -------        -------

Balance at
December 31, 1998         $ 1,366        $   351        $ 2,139        $  --          $ 3,856
                          =======        =======        =======        =======        =======

The Company expects to make cash payments of approximately $3,356,000 related to the restructuring for the remaining nine months of fiscal 1999, with the remaining $500,000 in cash payments to occur in fiscal 2000. Substantially all employee terminations will be effective July 1999.

                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"). The Company manufactures and markets photolithography exposure SVGL products, photoresist processing Track products, oxidation/diffusion and LPCVD Thermco products and certain Tinsley precision optical components.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. As a result of the Asian economic crisis, an oversupply of certain semiconductor products, the impact of low cost personal computers, and various other factors, semiconductor manufacturers have reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the first quarter of fiscal 1998 as the Company experienced lower customer new orders, customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. The result of the before mentioned comprises the Company's bookings ("bookings") for the four fiscal 1998 quarters of $137,253,000, $100,442,000, $123,641,000, and $65,936,000, respectively.
First quarter fiscal 1999 bookings of $87,286,000 showed improvement over fourth quarter of fiscal 1998, but were significantly lower than either those of the fourth quarter of fiscal 1997 bookings of $214,987,000, or the first quarter of fiscal 1998. Although cancellations and rescheduling of orders have significantly diminished, the result of last year's lower bookings, order rescheduling and cancellations, have caused sales during the first quarter of fiscal 1999 to decline and this trend will likely continue into the Company's second quarter of fiscal 1999.* A continued decrease in sales could result in further reductions in the Company's gross margin and net income in the second quarter of fiscal 1999.* There can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.*

In an effort to lessen the impact of these lower sales volumes, the Company took several steps to reduce operating expenses including a reduction in workforce, temporary shutdowns and the restructuring of certain portions of the Company's business. During the third quarter of fiscal 1998, the Company reduced its workforce by approximately 200 employees and shut down the majority of its operations for five days. During the fourth quarter of fiscal 1998, the Company shut down the majority of its operations for ten additional days and recorded restructuring and related charges of $33,680,000. The restructuring and related charges include costs of $28,521,000 resulting from the termination of the Company's previously announced 200-APS photoresist processing system (the "200-APS charge") and a provision of $5,159,000 for the July and September 1998 reductions in the Company's workforce for approximately 950 employees.

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1998, the Company's two largest customers accounted for 40% and 17% of net sales. In the first quarter of fiscal 1999, this trend continued with these two customers accounting for 56% and 8% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* As a result of delays in delivering initial quantities of the subsequently terminated 200-APS Track product, one of the Company's largest Track customers has decided to purchase systems with similar capabilities from another supplier, which the Company expects will have an adverse effect on Track's sales in future periods.* (See "Risks Inherent in the Company's Business - Rapid Technological Change; Dependence on New Product Development"). The loss of any other significant customer, further delays in shipments due to rescheduling or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, will further exacerbate the adverse effect the customer order rescheduling and cancellations discussed above have on the Company's business and results of operations.*

During the first quarter of fiscal 1999, the Company recognized net sales of approximately $20,000,000 from one customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. At December 31, 1998, the Company was storing a total of approximately $46,000,000 of such equipment from this customer with shipment dates ranging through July 1999.

Net sales for the first fiscal quarter ended December 31, 1998 were $85,487,000, down 21% from net sales for the preceding quarter of $107,661,000, and 55% below first quarter fiscal 1998 net sales of $188,707,000. The decrease in net sales compared to the preceding quarter was principally the result of lower shipments of Track and SVGL products. In the comparison to the first quarter fiscal 1998, shipments were lower primarily in the Company's SVGL and Track products.

The Company received new orders of $88,734,000 for the first quarter of fiscal 1999, which were approximately equal to the fourth quarter of fiscal 1998 of $88,836,000 and significantly below those of the first quarter of fiscal 1998 new orders of $175,253,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. The Company's backlog at December 31, 1998 totaled $255,928,000, significantly below the December 31, 1997 backlog of $384,028,000 and slightly higher than the backlog of $254,130,000 at September 30, 1998. At December 31, 1998, the backlog included orders for 36 Micrascan photolithography systems. Additionally, the Company had orders for 12 additional systems with scheduled delivery dates outside the twelve-month backlog window.

Gross margin was 28.1% in the first quarter of fiscal 1999, compared to 9.5% during the preceding quarter and 39.4% in the first quarter of fiscal 1998. Excluding the fourth quarter 1998 200-APS charge, gross margin was 27.3%. The decline in adjusted gross margin to 28.1% in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998 was primarily the result of lower margins in SVGL and Track products resulting from declines in volume. The gross margin remained approximately level from the prior quarter, as cost reduction efforts offset the impact of reduced volume.

Research, development and related engineering ("R&D") expenses are net of funding received from outside parties under development agreements. Such funding is typically payable upon the attainment of one or more development milestones that are specified in the agreement. Neither the spending, nor the recognition of the funding related to the development milestones is ratable over the term of the agreements. For all the periods being compared, such funding was primarily related to agreements between SVGL and certain customers for the development of a 193 nanometer Micrascan system. (See "SVG Lithography Systems, Inc.
(SVGL)").

R&D expenses were $16,001,000 (19% of net sales) for the first quarter of fiscal 1999, $19,970,000 (19% of net sales) for the preceding quarter and $21,069,000 (11% of net sales) for the first quarter of fiscal 1998. For the first and fourth quarters of fiscal 1998 and the first quarter of fiscal 1999, development funding of $2,368,000, $2,762,000, and $2,277,000, respectively, was recognized and offset against R&D. The decrease in R&D from the first and fourth quarters of fiscal 1998 primarily resulted from the reduction in spending associated with the fourth quarter 1998 cancellation of the 200-APS Track product.

Marketing, general and administrative expenses (MG&A) were $19,473,000 (23% of net sales) for the first quarter of fiscal 1999 compared to $24,575,000 (23% of net sales), net of restructuring, for the preceding quarter and $36,687,000 (19% of net sales) for the first quarter of fiscal 1998. MG&A declined primarily due to lower shipment related costs and reduced levels of employee headcount resulting from the reductions in force of the fourth quarter of fiscal 1998.

The Company had an operating loss of $11,444,000 for the first quarter of fiscal 1999 compared to an operating loss of $48,869,000 for the preceding quarter and an operating profit of $16,632,000 for the first quarter of fiscal 1998. Without regard to the $33,680,000 restructuring and related charges of the fourth quarter of fiscal 1998, the operating loss improvement was the result of lower operating expenses offset in part by lower levels of shipments. In comparison to the first quarter of fiscal 1998, operating profit declined due to significantly lower sales offset in part by lower expenses.

Interest and other income of $1,465,000 for the first quarter of fiscal 1999 was approximately equal to the amounts for the first and fourth fiscal quarters of 1998 of $1,482,000 and $1,432,000, respectively.

Interest expense was $374,000 during the first quarter of fiscal 1999, compared to $254,000 and $282,000 for the first and fourth fiscal quarters of 1998.

The Company recorded a 32% income tax benefit for the first quarter of fiscal 1999 compared to a 50% tax benefit for fiscal 1998. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income and certain tax free and tax advantaged interest income.

The Company had a net loss of $7,032,000 ($0.21 diluted loss per share) for the first quarter of fiscal 1999 compared to net income of $12,145,000 ($0.37 diluted earnings per share) for the first quarter of fiscal 1998 and a net loss of $28,465,000 ($0.87 diluted loss per share) for the fourth quarter of fiscal 1998. The loss for the fourth fiscal quarter of 1998 included a $33,680,000 pretax restructuring and related charge for reductions in the Company's workforce and cancellation of the 200-APS product.

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter, which are delayed for any reason, can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate semiconductors more efficiently.* The Company is developing Track and Lithography products, and has shipped limited quantities of Thermco products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner could result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing a new product which has been in development for approximately one year. There can be no assurance that the Company will not experience delays in development or manufacturing problems related to its new product as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the new product or other products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. The release into the market of a new technology Track product will not be accomplished for a number of quarters.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion and LPCVD equipment; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets".)

Many of the Company's competitors are Japanese corporations. In light of the recent economic downturn in certain Asian countries that represent significant markets for such competitors, the Company believes that an over supply of equipment from certain Japanese competitors may cause more severe price competition in its non-Asian markets. * To compete effectively in these markets, the Company may be forced to reduce prices, which could cause further reduction in net sales and gross margins and, consequently, have a material adverse effect on the Company's financial condition and results of operations.*

Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers that are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.* Recent economic difficulties in certain Asian countries, particularly Korea, will adversely affect the Company's ability to penetrate such markets.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. Although the Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers in the Pacific Rim, it anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, due to recent economic issues in certain Asian countries, particularly Korea, the Company's ability to penetrate such markets has been more difficult. Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Year 2000. As the Year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company has completed the modification of its internal-use computer software for the Year 2000. The third party costs associated with such modifications were not material and were expensed in fiscal 1998. The Company does not segregate internal costs incurred to assess and remedy deficiencies related to the Year 2000 problem or modifications to its products, however, the Company has incurred approximately $124,000 with third parties to identify and modify its internal-use computer systems. Although the Company believes that the solutions, which were extensively tested, have resulted in its internal-use systems being

Year 2000 compliant, there can be no assurance that unforeseen problems that could disrupt operations will arise, or that the Company could be required to expend further cost and effort to solve such problems.*

The Company has evaluated its products and identified those areas containing date sensitive Year 2000 issues. The Company has informed its customers of ship dates for Year 2000 compliant products and has made available for potential sale the necessary modifications to bring previously shipped products into compliance. The Company is in the process of contacting its suppliers and service providers to ascertain their state of readiness and compliance for Year 2000 issues. The Company will continue to monitor their progress and compliance for these issues. There can be no assurance, however, that the Company's suppliers and service providers will timely provide the Company with products or services which are Year 2000 compliant. Any failure to do so by such third parties could have a material adverse impact on the Company's results of operations. *

At this time the Company does not feel it is necessary to develop a contingency plan. As risks are identified, plans will be developed and implemented as required.

Although the Company believes its Year 2000 plans will be successful, there can be no assurance that unforeseen problems will not happen which could have a material adverse effect on the Company.*

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange, California. Tinsley's optical components are manufactured in Richmond and North Hollywood, California. These California facilities are located in seismically active regions. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.*

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan DUV step-and-scan photolithography systems, capable of producing line widths of .18 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes. The Company believes DUV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems, as compared to DUV steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the transition to DUV step-and-scan systems will accelerate in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive DUV step-and-scan equipment capable of producing .25 micron line widths is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step-and-scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of DUV step-and-scan systems, or other manufacturers of step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .18 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership could have a material adverse impact on the Company's financial condition and results of operations.*

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets".)

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon its forecast of continued growth in demand, the transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. Through fiscal 1998, the Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company intends to continue certain of the expansion activities, it may not invest in all of the metrology and other equipment required to maximize manufacturing capacity until industry demand recovers.* However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements. Once demand recovers, the timely construction and equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that the Company can manage these efforts successfully. Any failure to successfully manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivery quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that once industry demand recovers, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floor space. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

On November 26, 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships. *

The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier, which until the first quarter of fiscal 1998 was the only supplier the Company had determined could meet its specifications. SVGL has recently qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality. If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193 nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all rights to future equipment are forfeited. At December 31, 1998, the Company had received $20,000,000 in funding from Participants and had recognized $21,690,000 of the program's total $24,000,000 against research and development expenditures. There can be no assurances that the Participants will remain in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources. If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional products by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving, and any failure to do so could have a material adverse impact on the Company's results of operations.*

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must expand its customer base and sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating any of these markets. Recent economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography products, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan products.* The Company believes that in light of the downturn in industry demand, costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, and the potential difficulties inherent in manufacturing sub-.25 micron Micrascan products, in particular the projection optics required for these products, there can be no assurance that SVGL will be able to operate profitably in the future.*

LEGAL PROCEEDINGS

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, cash and cash equivalents and temporary investments totaled $153,894,000, up $3,894,000 from the September 30, 1998 balance of $150,000,000. The increase was primarily attributable to a reduction of receivables caused by lower business volumes, the refund of income taxes, depreciation and amortization offset in part by a net loss, the purchase of capital equipment and the reduction of accounts payables and accrued liabilities associated with lower business volumes.

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement that expires June 30, 2001. Advances under the line bear interest at the prime rate or 0.65% to 1.50% over LIBOR. The agreement includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. On October 23, 1998, certain of the covenants were amended, in part to allow for the Company's fourth quarter fiscal 1998 net loss. At December 31, 1998, the Company was in compliance with the covenants as amended. At January 31, 1999, there were no borrowings outstanding under the facility.

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

                             None.


ITEM 5.        OTHER INFORMATION.

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     27.0 Financial Data Schedule for the fiscal quarter ended December 31,
     1998.

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



                                    SILICON VALLEY GROUP, INC.
                                    --------------------------
                                           (Registrant)




Date:   February 08, 1999           By:/s/ Papken S. Der Torossian
                                           ------------------------------
                                           Papken S. Der Torossian
                                              Chief Executive Officer and
                                              Chairman of the Board



Date:   February 08, 1999           By:/s/  Russell G. Weinstock
                                            -----------------------------
                                            Russell G. Weinstock
                                               Vice President Finance and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.

   27.0        Financial Data Schedule for the fiscal quarter ended December 31,
               1998.