Form 10-Q
period 1999-06-30
SILICON VALLEY GROUP INC
filed 1999-08-16
CIK 712752

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

         For the quarterly period ended June 30, 1999.

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

         The number of shares outstanding of the Registrant's Common Stock as of July 30, 1999 was 33,064,679.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------
PART I. FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets as of June 30,
         1999 and September 30, 1998                                                            3

         Consolidated Condensed Statements of Operations for the
         Quarters and Nine Months Ended June 30, 1999 and 1998                                  4

         Consolidated Condensed Statements of Cash Flows for
         the Nine Months Ended June 30, 1999 and 1998                                           5

         Notes to Consolidated Condensed Financial Statements                                   6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   10

PART II.  OTHER INFORMATION                                                                    24


SIGNATURES                                                                                     26

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                             June 30,                September 30,
                                                                               1999                      1998
                                                                            ---------                -------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                   $ 113,549                 $ 121,575
     Temporary investments                                                     38,016                    28,425
     Accounts receivable (net of allowance for doubtful
          accounts of $9,238 and $8,232 respectively)                          97,806                   121,562
     Refundable income taxes                                                    6,466                    15,000
     Inventories                                                              203,248                   212,975
     Prepaid expenses and other assets                                          8,145                     7,485
     Deferred taxes                                                            36,848                    22,740
                                                                            ---------                 ---------
          Total current assets                                                504,078                   529,762
PROPERTY AND EQUIPMENT - NET                                                  180,999                   191,022
DEPOSITS AND OTHER ASSETS                                                       7,341                     6,070
INTANGIBLE ASSETS - NET                                                         3,328                     3,736
                                                                            ---------                 ---------
TOTAL                                                                       $ 695,746                 $ 730,590
                                                                            =========                 =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $  21,045                 $  25,346
     Accrued liabilities                                                      108,890                   130,532
     Current portion of long-term debt                                            715                       640
     Income taxes payable                                                         479                     1,284
                                                                            ---------                 ---------
          Total current liabilities                                           131,129                   157,802
LONG-TERM DEBT                                                                  5,278                     5,865
DEFERRED AND OTHER LIABILITIES                                                  6,374                     5,393
STOCKHOLDERS' EQUITY:
     Preferred Stock -  15,000 shares                                          14,976                        --
     Common Stock - shares outstanding:
          June 30, 1999: 33,063,066
          September 30, 1998: 32,696,394                                      407,450                   404,462
     Retained earnings                                                        133,293                   160,384
     Accumulated other comprehensive loss                                      (2,754)                   (3,316)
                                                                            ---------                 ---------
     Stockholders' equity                                                     552,965                   561,530
                                                                            ---------                 ---------
TOTAL                                                                       $ 695,746                 $ 730,590
                                                                            =========                 =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                           Quarters Ended                     Nine Months Ended
                                                             June 30,                               June 30,
                                                   ----------------------------          ----------------------------
                                                     1999               1998               1999               1998
                                                   ---------          ---------          ---------          ---------
NET SALES                                          $ 136,894          $ 116,385          $ 283,877          $ 500,964

COST OF SALES                                         89,034             78,297            197,817            310,974
                                                   ---------          ---------          ---------          ---------

GROSS PROFIT                                          47,860             38,088             86,060            189,990

OPERATING EXPENSES:

     Research, development and related
            engineering                               24,016             20,673             61,668             67,302
     Marketing, general and administrative            28,719             29,884             68,286            106,040
                                                   ---------          ---------          ---------          ---------

OPERATING INCOME (LOSS)                               (4,875)           (12,469)           (43,894)            16,648

INTEREST AND OTHER INCOME-NET                          2,126              1,339              4,916              4,650

INTEREST EXPENSE                                        (288)              (227)              (862)              (736)
                                                   ---------          ---------          ---------          ---------
INCOME (LOSS) BEFORE INCOME TAXES                     (3,037)           (11,357)           (39,840)            20,562

PROVISION (BENEFIT) FOR INCOME TAXES                    (972)            (4,540)           (12,749)             5,674
                                                   ---------          ---------          ---------          ---------

NET INCOME (LOSS)                                  $  (2,065)         $  (6,817)         $ (27,091)         $  14,888
                                                   =========          =========          =========          =========

NET INCOME (LOSS) PER SHARE - BASIC                $   (0.06)         $   (0.21)         $   (0.82)         $    0.46
                                                   =========          =========          =========          =========
SHARES USED IN PER SHARE
     COMPUTATIONS - BASIC                             33,031             32,556             32,874             32,393
                                                   =========          =========          =========          =========

NET INCOME (LOSS) PER SHARE - DILUTED              $   (0.06)         $   (0.21)         $   (0.82)         $    0.45
                                                   =========          =========          =========          =========
SHARES USED IN PER SHARE
     COMPUTATIONS - DILUTED                           33,031             32,556             32,874             32,890
                                                   =========          =========          =========          =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      Nine Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                   1999               1998
                                                                 ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ (27,091)         $  14,888
     Reconciliation to net cash provided
          by operating activities:
               Depreciation and amortization                        35,044             27,918
               Amortization of intangibles                             408                678
               Deferred income taxes                               (14,108)           (13,387)
               Changes in assets and liabilities:
                    Accounts receivable                             23,756             11,038
                    Inventories                                      9,727             (7,575)
                    Prepaid expenses                                  (660)               390
                    Deposits and other assets                       (1,271)              (344)
                    Accounts payable                                (4,301)           (15,587)
                    Accrued and deferred liabilities               (20,077)             1,520
                    Income taxes payable/refundable                  7,729              1,720
                                                                 ---------          ---------
               Net cash provided by operating activities             9,156             21,259
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of temporary investments                            (44,757)            (5,186)
     Maturities of temporary investments                            35,374             39,189
     Purchases of property and equipment                           (25,021)           (66,378)
                                                                 ---------          ---------
               Net cash used for investing activities              (34,404)           (32,375)
                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                (512)            (1,938)
     Proceeds from borrowings                                           --                250
     Sale of Convertible Preferred Stock                            14,976                 --
     Sale of Common Stock                                            2,988              3,193
                                                                 ---------          ---------
               Net cash provided by financing activities            17,452              1,505
                                                                 ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (230)            (3,324)
                                                                 ---------          ---------

NET DECREASE IN CASH AND EQUIVALENTS                                (8,026)           (12,935)

CASH AND EQUIVALENTS:
     Beginning of period                                           121,575            129,689
                                                                 ---------          ---------
     End of period                                               $ 113,549          $ 116,754
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


2. INVENTORIES

         Inventories are comprised of:


                                              June 30,           September 30,
                                                1999                 1998
                                              --------           -------------
                                                     (In thousands)
     Raw materials                            $ 84,409             $103,738
     Work-in-process                           113,345              103,362
     Finished goods                              5,494                5,875
                                              --------             --------
                                              $203,248             $212,975
                                              ========             ========


3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities to issue common stock (convertible preferred stock and common stock options) were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect is antidilutive.

Options to purchase 4,200,000 shares of common stock at weighted average exercise prices ranging from $4.66 to $32.69 per share were outstanding at June 30, 1999 but were not included in the computation of diluted EPS. At June 30, 1999 the Series 1 Preferred Stock is convertible into 1,111,111 shares of common stock and has been excluded from the computation of diluted EPS.

4. REVENUE RECOGNITION

The Company recognizes revenue when the buyer accepts and takes title to the equipment, generally upon shipment. During the quarter ended December 31, 1998, the Company recognized approximately $20,000,000 of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. No such sales occurred during the quarters ended March 31, and June 30, 1999. At June 30, 1999, the Company was storing a total of approximately $4,600,000 of such equipment from this customer. The customer has rescheduled the predetermined shipment dates for the remaining equipment through May 2000.

5. COMPREHENSIVE INCOME (LOSS)

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operation or cash flows. For the three and nine month periods ended June 30, 1999 and 1998, the components of total comprehensive income (loss) are as follows:


                                                    Three months ended                  Nine months ended
                                                          June 30,                           June 30,
                                                --------------------------          --------------------------
                                                  1999              1998              1999              1998
                                                --------          --------          --------          --------
                                                       (In thousands)                     (In thousands)
     Net income (loss)                          $ (2,065)         $ (6,817)         $(27,091)         $ 14,888
     Net unrealized gain on investments               39                --               208                --
     Cumulative translation adjustment                39              (257)              354            (2,873)
                                                --------          --------          --------          --------
     Other comprehensive income (loss)                78              (257)              562            (2,873)
                                                --------          --------          --------          --------
     Total comprehensive income (loss)          $ (1,987)         $ (7,074)         $(26,529)         $ 12,015
                                                ========          ========          ========          ========

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers. This statement is required to be adopted in the Company's annual consolidated financial statements for the fiscal year ending September 30, 1999. The Company believes that the application of SFAS No. 131 will not have a material effect on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, be measured at fair value and that the results of such measurement be included either in the income statement or in stockholders' equity, depending on the nature of the transaction. SFAS No. 133 is effective for the Company for fiscal year 2001. The Company believes that the application of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

7. RESTRUCTURING AND RELATED CHARGES

During the fourth quarter of fiscal 1998, the Company recorded restructuring and related charges of $33,680,000. The charge included costs of $28,521,000 resulting from the termination of the Company's previously announced 200-APS photoresist processing system and a provision of $5,159,000 for reductions in the Company's workforce that included severance compensation and benefit costs.

Changes to the restructuring accrual in fiscal 1999 are as follows (in thousands):


                                            200-APS
                          Severance      Inventory and                         Other
                             and           Purchase         Customer           Exit
                          Benefits        Commitments      Obligations         Costs            Total
                          --------        -----------      -----------        -------          -------
Balance at
September 30, 1998         $ 3,006          $ 1,832          $ 2,293          $   201          $ 7,332

Incurred to date            (1,767)          (1,832)          (1,694)            (201)          (5,494)
                           -------          -------          -------          -------          -------
Balance at
June 30, 1999              $ 1,239          $    --          $   599          $    --          $ 1,838
                           =======          =======          =======          =======          =======

The Company expects to make cash payments of approximately $1,338,000 related to the restructuring for the remaining three months of fiscal 1999, with the remaining $500,000 in cash payments to occur in fiscal 2000. Substantially all employee terminations will be completed in the fourth quarter of 1999.

8. PREFERRED STOCK

On May 5, 1999 Intel Corporation ( "Intel" ) made a $15,000,000 equity investment in the Company in the form of a purchase of 15,000 shares of newly issued non-voting Series 1 Convertible Preferred Stock ("Series 1 Preferred"). The Series 1 Preferred investment is convertible into 1,111,111 shares of the Company's Common Stock subject to adjustments for events of dilution in certain circumstances such as stock splits or dividends. Intel has the option to convert, at any time, it's Series 1 Preferred into shares of the Company's Common Stock.

In connection with the Series 1 Preferred investment, Intel and the Company entered into an agreement for the development of 157-nanometer lithography technology. This agreement obligates the Company, among other things, to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advance payments for the development and manufacture of these machines based on predetermined milestones. Under certain conditions, the Company is obligated to dedicate a certain amount of 157-nanometer unit production output to Intel. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under this development agreement for the development of technology for use on 157-nanometer lithography equipment.


9. SUBSEQUENT EVENTS

On July 6, 1999 ("the Closing date") the Company completed the acquisition of the Semiconductor Equipment Group ( SEG ) of Watkins-Johnson. On the closing date the Company made a preliminary payment to Watkins-Johnson in the amount of approximately $9,000,000 and assumed liabilities of approximately $37,000,000. These amounts are based upon certain values of assets and liabilities at December 31, 1998 and subsequently will be adjusted to reflect the changes in business activity through the final closing Balance Sheet of July 2, 1999. The acquisition of certain assets, assumed liabilities and foreign subsidiaries of SEG will be accounted for under the purchase accounting method. In connection with this transaction the Company has negotiated an arrangement for a third party to acquire SEG's manufacturing location in Scotts Valley, California and lease it to the Company.

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

RESULTS OF OPERATIONS

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD") and with the acquisition of the Semiconductor Equipment Group of Watkins-Johnson, thermal processing products which address atmospheric pressure chemical vapor deposition ("APCVD"). The Company manufactures and markets photolithography exposure SVGL products, photoresist processing Track products, oxidation/diffusion, chemical vapor deposition and LPCVD, APCVD Thermco products and certain precision optical components.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. As a result of the Asian economic crisis which began in 1997, an oversupply of certain semiconductor products, the impact of low cost personal computers, and various other factors, semiconductor manufacturers have reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the first quarter of fiscal 1998 and has continued to impact the Company through the third quarter of fiscal 1999. The slowdown in demand resulted in the Company experiencing lower new customer orders, customer deferrals of scheduled equipment delivery dates and, to a lesser extent, customer order cancellations. Customer orders with scheduled delivery dates are referred to by the Company as bookings. Third quarter fiscal 1999 new bookings of $142,878,000 were below second quarter fiscal 1999 new bookings of $165,710,000, but exceeded first quarter fiscal 1999 new bookings of $87,286,000, fourth quarter fiscal 1998 new bookings of $65,936,000 and third quarter fiscal 1998 new bookings of $135,051,000. Last year's lower bookings, order rescheduling and cancellations, have caused sales during the first nine months of fiscal 1999 to decline from the corresponding period of the prior year. A continued decrease in sales could result in further reductions in the Company's gross margin and net income during future periods.* There can be no assurance that the Company will not experience further customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.*

In an effort to lessen the impact of these lower sales volumes, the Company took several steps in fiscal 1998 to reduce operating expenses including a reduction in workforce, temporary shutdowns and the restructuring of certain portions of the Company's business. During the third quarter of fiscal 1998, the Company reduced its workforce by approximately 200 employees and shut down the majority of its operations for five days. During the fourth quarter of fiscal 1998, the Company shut down the majority of its operations for ten additional days and recorded restructuring and related charges of $33,680,000. The restructuring and related charges include costs of $28,521,000 resulting from the termination of the Company's previously announced 200-APS photoresist processing system and a provision of $5,159,000 for the July and September 1998 reductions in the Company's workforce for approximately 950 employees.

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1998, the Company's two largest customers accounted for 40% and 17% of net sales. During the first nine months of fiscal 1999, this trend continued as the Company's two largest customers accounted for 56% and 7% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* As a result of delays in delivering initial quantities of the subsequently terminated 200-APS Track product, one of the Company's largest Track customers has decided to purchase systems with similar capabilities from another supplier. We expect that the decision by such customer to purchase systems from other suppliers and the cancellation of the 200 APS Track product will continue to have an adverse effect on Track product sales in future periods.* (See "Risks Inherent in the Company's Business - Rapid Technological Change; Dependence on New Product Development"). The loss of any other significant customer or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, or delays in the introduction of newly developed products and product enhancements will further exacerbate the adverse effect the customer order rescheduling and cancellations discussed above will have on the Company's business and results of operations.*

During the first quarter of fiscal 1999, the Company recognized net sales of approximately $20,000,000 from one customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. No such sales occurred during the quarters ended March 31, and June 30, 1999. At June 30, 1999, the Company was storing a total of approximately $4,600,000 of such equipment from this customer. The customer has rescheduled the predetermined shipment dates for the remaining equipment through May 2000.

Net sales for the fiscal quarter ended June 30, 1999 were $136,894,000, up 123% from net sales for the preceding quarter of $61,496,000 and 18% above net sales of $116,385,000 for the corresponding period of the prior fiscal year. The increase in net sales compared to the preceding quarter was principally the result of increased shipments of SVGL products. The increase in net sales compared to the year earlier quarter was due to increased SVGL product shipments offset in part by reduced shipments of Track and Thermco products.

During the first nine months of fiscal 1999 net sales of $283,877,000 declined 43% from net sales of $500,964,000 during the comparable period of fiscal 1998. The decrease in net sales between periods is due to reduced shipments of Track, Thermco and SVGL products.

During the third quarter of fiscal 1999 the Company recorded new bookings of $142,878,000, a decrease of approximately 14% from the preceding fiscal quarter's new bookings of $165,710,000, and an increase of 14% over third quarter fiscal 1998 new bookings of $135,051,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. During the third quarter of fiscal 1999, customer orders for three 193-nanometer machines totaling $31,500,000 were cancelled and removed from the Company's backlog due to customer requirements having changed. (See "SVGL - Research and Development Funding")

After giving affect to the cancelled orders discussed above, the Company's backlog at June 30, 1999 totaled $334,627,000, below March 31, 1999 backlog of $360,143,000 but above the backlog of $255,928,000 and $254,130,000 at December
31, 1998 and September 30, 1998, respectively. At June 30, 1999, backlog included orders for 52 Micrascan photolithography systems. Additionally, the Company had orders for 2 additional systems with scheduled delivery dates outside the twelve-month backlog window.

Gross margin was 35% in the third quarter of fiscal 1999, compared to 23% during the preceding quarter and 32.7% in the third quarter of fiscal 1998. The improvement in gross margin during the third quarter of fiscal 1999 compared to the second quarter of fiscal 1999 is primarily the result of increased shipments. Third quarter fiscal 1999 gross margin improved over the corresponding period of the prior fiscal year due primarily to increased shipments of SVGL products offset in part by reduced shipment volumes of Thermco products.

For the nine months ended June 30, 1999 gross margin was 30.3% compared to 37.9% for the corresponding period of the prior fiscal year. The decline from the year-earlier period is due primarily to a decrease in shipments resulting in reduced factory utilization.

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

R&D expenses were $24,016,000 (18% of net sales) for the third quarter of fiscal 1999, $21,651,000 (35% of net sales) for the preceding quarter and $20,673,000 (18% of net sales) for the third quarter of fiscal 1998. For the third and second quarters of fiscal 1999 and the third quarter of fiscal 1998, development funding of $1,071,000, $600,000 and $3,731,000 respectively was recognized and offset against R&D expense. R&D expense increased over the second quarter of fiscal 1999 primarily in the SVGL division due to higher spending on the Company's 157-nanometer development program. The increase in R&D expense over the third quarter of fiscal 1998 is primarily attributed to reduced development funding having been offset against R&D expense, increased spending on the 157nm development program, offset in part by reduced spending on the 200-APS Track product resulting from its fourth quarter fiscal 1998 cancellation.

R&D expense for the nine months ended June 30, 1999 was $61,668,000 (22% of net sales) compared to $67,302,000 (13% of net sales) for the same period of the prior fiscal year. For the nine-month periods ended June 30, 1999 and 1998, funding recognized under joint development agreements and offset against R&D expenditures was $2,139,000 and $9,235,000, respectively. The increase in R&D expense between periods is primarily attributable to reduced development funding having been offset against R&D expense.

Marketing, general and administrative expenses (MG&A) were $28,719,000 (21% of net sales) for the third quarter of fiscal 1999, $20,094,000 (33% of net sales) for the preceding quarter and $29,884,000 (26% of net sales) for the third quarter of fiscal 1998. The increase in MG&A over the preceding quarter was principally due to increased shipments and higher product support costs. The decrease in MG&A from the year earlier quarter is primarily due to reduced sales, administrative and support costs off set in part by higher shipment related costs.

During the nine months ended June 30, 1999, MG&A expenses were $68,286,000 (24% of net sales) compared to $106,040,000 (21% of net sales) for the comparable period of fiscal 1998. The decrease in expenses between periods is attributable to reduced shipment related costs resulting from reduced shipment volumes, reduced product support costs and reduced general and administrative expenses resulting from the reductions in force of the fourth quarter of fiscal 1998.

The Company had an operating loss of $4,875,000 for the third quarter of fiscal 1999, an operating loss of $27,575,000 for the preceding quarter and an operating loss of $12,469,000 for the third quarter of fiscal 1998. The decreased operating loss from the previous quarter was primarily the result of higher net sales at improved gross margin offset in part by increased shipment and R&D related cost. In comparison to the third quarter of fiscal 1998, operating profit improved due to higher net sales at improved gross margin.

For the nine months ended June 30, 1999 the Company had an operating loss of $43,894,000 compared to operating income of $16,648,000 during the corresponding period of the prior fiscal year. The decline in operating profit between periods is primarily due to reduced gross margin resulting from reduced net sales partially offset by reduced operating expenses.

Interest and other income for the third quarter of fiscal 1999 was $2,126,000 compared to $1,325,000 in the previous quarter of fiscal 1999 and $1,339,000 during the third quarter of the previous fiscal year. For the nine months ended June 30, 1999 interest and other income was $4,916,000 compared to $4,650,000 for the comparable period of fiscal 1998. The increase in third quarter and nine months ended June 30 1999 interest and other income over the previous quarter and the year earlier periods was primarily due to foreign exchange translation gains.


Interest expense was $288,000 during the third quarter of fiscal 1999, compared to $200,000 in the preceding quarter and $227,000 in the third fiscal quarter of 1998. During the nine months ended June 30, 1999, interest expense was $862,000 compared $736,000 during the year earlier period of fiscal 1998.

The Company recorded a 32% income tax benefit for the nine months ended June 30, 1999 compared to a 50% tax benefit for fiscal 1998. Variations in the Company's effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income and certain tax free and tax advantaged interest income.

The Company had a net loss of $2,065,000 ($0.06 diluted loss per share) for the third quarter of fiscal 1999 compared to a net loss of $6,817,000 ($0.21 diluted earnings per share) for the third quarter of fiscal 1998 and a net loss of $17,994,000 ($0.55 diluted loss per share) for the second quarter of fiscal 1999. For the nine months ended June 30, 1999, the Company had a net loss of $27,091,000 ($0.82 diluted loss per share), compared to net income of $14,888,000 ($0.45 diluted earnings per share) for the comparable period of fiscal 1998.

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter, which are delayed for any reason, can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate more advanced semiconductors with increased efficiency.* The Company is developing Track and Lithography products, and has shipped limited quantities of Thermco products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner would result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing a new product which had been in development for approximately one year. There can be no assurance that the Company will not experience delays in development or manufacturing problems related to its new product as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the new product or other products.* These issues could result in product delivery delays and a subsequent loss of future sales.* Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. Initial shipments into the market of a new technology Track product is not expected until fiscal 2000.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion, LPCVD equipment and its newly acquired APCVD product from Watkins-Johnson; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets".)

Many of the Company's competitors are Japanese corporations. Although the economic conditions in Asia are improving, the Company believes that an oversupply of equipment from certain Japanese competitors may continue to cause more severe price competition in its non-Asian markets.* To compete effectively in these markets, the Company may be forced to reduce prices, which could cause further reduction in net sales and gross margins and, consequently, have a material adverse effect on the Company's financial condition and results of operations.*

Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. To date, neither the Company's shipments into Japan nor the Pacific Rim have been significant. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers that are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. Although the Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers in the Pacific Rim, it anticipates that it will encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Further, due to recent economic issues in certain Asian countries, particularly Korea, the Company's ability to penetrate such markets has been more difficult. Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Due to the high cost of building, equipping and maintaining fabrication facilities, many customers are outsourcing their manufacturing to foundries, many of which are located in Taiwan. Although the Company is focused on increasing its penetration into Taiwan, it has had limited success in securing volume orders from companies in this area, which have long standing relationships with the Company's competitors. If the company is not successful in penetrating this market, it could have an adverse effect on the Company's net sales and results of operations.*


Risks Associated with Acquisition of Watkins-Johnson Company's Semiconductor Equipment Group. On July 6, 1999 ("the Closing date") the Company completed the acquisition of the Semiconductor Equipment Group ("SEG") of Watkins-Johnson. On the closing date the Company made a preliminary payment to Watkins-Johnson in the amount of approximately $9,000,000 and assumed liabilities of approximately $37,000,000. The acquisition of the assets of SEG is accompanied by a variety of risks, which could prevent the Company from realizing any significant benefits from the transaction. The Company may experience difficulty with integrating the operations and personnel of the business acquired from Watkins-Johnson, need additional financial resources to fund the operations of the acquired business, be unable to maximize the Company's financial and strategic position by the incorporation or development of the acquired technology or lose key employees of the acquired business. The acquisition of SEG also included the assumption of certain liabilities of SEG, which may prove more costly than the Company anticipates. For example, certain environmental remediation steps have been put in place at the site, there can be no assurance that additional environmental hazards or liabilities will not surface which may have an adverse impact on the Company's business. In order to successfully integrate SEG, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products, technology and information systems from engineering, sales and marketing perspectives, and consolidate functions and facilities, which may result in future charges to streamline the combined operations. Difficulties encountered in the integration of SEG may have a material adverse effect on the Company.*

Year 2000. As the Year 2000 approaches, a universal issue has emerged regarding how existing application software programs and operating systems can accommodate date values. The Company has completed the modification of its internal-use computer software for the Year 2000. The third party costs associated with such modifications were not material and were expensed in fiscal 1998. The Company does not segregate internal costs incurred to assess and remedy deficiencies related to the Year 2000 problem or modifications to its products, however, the Company has incurred approximately $124,000 with third parties to identify and modify its internal-use computer systems. Although the Company believes that the solutions, which were extensively tested, have resulted in its internal-use systems being Year 2000 compliant, there can be no assurance that unforeseen problems that could disrupt operations will not arise, or that the Company will not be required to expend further cost and effort to solve such problems.*

The Company has evaluated its products and identified those areas containing date sensitive Year 2000 issues. The Company has informed its customers of ship dates for Year 2000 compliant products and has made available for potential sale the necessary modifications to bring previously shipped products into compliance. The Company is in the process of contacting its suppliers and service providers to ascertain their state of readiness and compliance for Year 2000 issues. The Company will continue to monitor their progress and compliance for these issues. There can be no assurance, however, that the Company's suppliers and service providers will timely provide the Company with products or services which are Year 2000 compliant. Any failure to do so by such third parties could have a material adverse impact on the Company's results of operations.*

At this time the Company does not feel it is necessary to develop a contingency plan. As risks are identified, plans will be developed and implemented as required.

Although the Company believes its Year 2000 plans will be successful, there can be no assurance that unforeseen problems will not happen which could have a material adverse effect on the Company.*

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermco products in Orange and Scotts Valley, California. Tinsley's optical components are manufactured in Richmond and North Hollywood, California. These California facilities are located in seismically active regions. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.*

Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency. The participating countries adopted the euro as their common legal currency on that date, with a transition period through January 2002 regarding certain elements of the Euro change. In January 1999, the Company implemented changes to its internal systems to make them euro capable. The cost of system modifications to date has not been material, nor are future system modifications expected to be material.* The Company does not expect the transition to, or use of, the euro to have a material adverse effect on the Company's results of operations and financial condition.*


SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan DUV step-and-scan photolithography systems, capable of producing line widths of .10 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes.* The Company believes DUV lithography will be required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems, as compared to DUV steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the industry transition to DUV step-and-scan systems has accelerated in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive DUV step-and-scan equipment capable of producing .25 micron line widths and below is available in limited quantities from two competitors, and the Company believes that at least one other manufacturer of advanced photolithography systems will begin limited shipments of step-and-scan machines in the near future.* There can be no assurance that the Company will be successful in competing with such systems.* Further, if manufacturers of DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of DUV step-and-scan systems, or other manufacturers of step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices and DRAMs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of printing line widths finer than .10 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership could have a material adverse impact on the Company's financial condition and results of operations.*

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers as well as the foundries located primarily in Taiwan) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful in penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets".)

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon the expected transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity under an extremely aggressive expansion schedule. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. The Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company has essentially completed its expansion activities, it has not invested in all of the metrology and other equipment required to maximize manufacturing capacity until industry demand recovers.* However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements. Once demand recovers, the timely equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past. There can be no assurance that demand will recover or, that if it does, that the Company can manage these efforts successfully. Any failure to successfully manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivery quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that as it increases its penetration of the Micrascan product, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floor space. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

In November 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company Common Stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.*

The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier, which until the first quarter of fiscal 1998 was the only supplier the Company had determined could meet its specifications. SVGL has recently qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality. If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193-nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all rights to future equipment are forfeited. At June 30, 1999, the Company had received and recognized $20,000,000 in funding from program Participants against research and development expenditures. Three competitors of the Company have either announced the development of, or have shipped 193-nanometer products. In June 1999, certain participants decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the program and chosen to use or are evaluating other solutions. There can be no assurances that the remaining Participant will continue in the program.* In the event that the Company does not receive the funding anticipated under the agreements, it would be required to replace the shortfall from its own funds or other sources.* If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly. The agreements with the Participants stipulate that if the Company receives funding for the development program in excess of $25,000,000, it will issue, ratably to the Participants, credits totaling such excess in the form of a cash discount which can be applied to the purchase of additional products by each Participant. There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving, and any failure to do so could have a material adverse impact on the Company's results of operations.*

In May 1999, the Company entered into an agreement with Intel Corporation ("Intel") for the development of 157-nanometer lithography technology. This agreement obligates the Company among other things to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. Separately, Intel has made a $15,000,000 investment in the Company in the form of a purchase of Series 1 Convertible Preferred Stock (see Note 8 to Consolidated Condensed Financial Statements). The Company is obligated to dedicate a certain amount of its 157-nanometer unit production output to Intel. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under the development agreement for the development of technology for use on 157-nanometer lithography equipment. There can be no assurance that the Company will be successful in developing 157-nanometer technology or will be able to manufacture significant quantities of machines to satisfy its obligations to Intel or other customers.


SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must expand its customer base and sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating any of these markets. Economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography products, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan products.* The Company believes that in light of the downturn in industry demand, costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, increased competition and the potential difficulties inherent in manufacturing sub-.25 micron Micrascan products, in particular the projection optics required for these products, there can be no assurance that SVGL will be able to operate profitably in the future.*

LEGAL PROCEEDINGS

On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California.

While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. However, an unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition.*

On July 8, 1999, the Company filed a complaint for copyright infringement to protect its investment and intellectual property from six third party vendors ("the Defendants"). The complaint was filed against the Defendants alleging that the named defendants have infringed upon certain copyrights owned by the Company on its 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. The complaint further asks for preliminary and permanent injunction against the Defendants' further infringement of the Company's copyrights and sale of infringing systems and boards, and for an award of damages. One of the Defendants has filed a counterclaim against the Company in response to the Company's complaint.

In addition to the above, the Company, from time to time, is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, cash and cash equivalents and temporary investments totaled $151,565,000, a slight increase of $1,565,000 from the September 30, 1998 balance of $150,000,000. The increase was primarily attributable to net cash provided by operating activities and the sale of Preferred stock partially offset by capital equipment purchases.

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement that expires June 30, 2001. Advances under the line bear interest at the prime rate or 0.65% to 1.50% over LIBOR. The agreement includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. On May 14, 1999, certain of the covenants were amended, in part to allow for the Company's second quarter fiscal 1999 net loss. The Company is in compliance with the covenants as amended. At August 13, 1999, there were no borrowings outstanding under the facility.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the expansion of its business for the next twelve months.*

                           PART II. OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.



ITEM 1.  LEGAL PROCEEDINGS.

         On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California.

         While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense. However, an unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition. *

         On July 8, 1999, the Company filed a complaint for copyright infringement to protect its investment and intellectual property from six third party vendors ("the Defendants"). The complaint was filed against the Defendants alleging that the named defendants have infringed upon certain copyrights owned by the Company on its 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. The complaint further asks for preliminary and permanent injunction against the Defendants' further infringement of the Company's copyrights and sale of infringing systems and boards, and for an award of damages. One of the Defendants has filed a counterclaim against the Company in response to the Company's complaint.

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

         None.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

         27.0  Financial Data Schedule for the fiscal quarter ended June 30,
         1999.

         (b)   Reports on Form 8-K.

         The Company filed a report on Form 8-K on July 16, 1999 in connection with the acquisition of the business of the Semiconductor Equipment Group of Watkins-Johnson Company.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SILICON VALLEY GROUP, INC.

                                              ..........................

                                                     (Registrant)




Date: August 16, 1999                         By: /s/  Papken S. Der Torossian
                                                  ------------------------------
                                                  Papken S. Der Torossian
                                                     Chief Executive Officer and
                                                     Chairman of the Board



Date: August 16, 1999                         By: /s/  Russell G. Weinstock
                                                  -----------------------------
                                                  Russell G. Weinstock
                                                     Vice President Finance and
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS


Number                      Description
------                      -----------
 27.0     Financial Data Schedule for the fiscal quarter ended June 30, 1999.