Form 10-Q
period 1999-12-31
SILICON VALLEY GROUP INC
filed 2000-02-14
CIK 712752

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

        For the quarterly period ended December 31, 1999.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        The number of shares outstanding of the Registrant's Common Stock as of January 28, 2000 was 33,371,042.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX



                                                                            PAGE NO.
                                                                            --------
PART I. FINANCIAL INFORMATION

        Consolidated Condensed Balance Sheets as of December 31,
        1999 and September 30, 1999                                             3

        Consolidated Condensed Statements of Operations for the
        Quarters Ended December 31, 1999 and 1998                               4

        Consolidated Condensed Statements of Cash Flows for
        the Quarters Ended December 31, 1999 and 1998                           5

        Notes to Consolidated Condensed Financial Statements                    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     9


PART II.  OTHER INFORMATION                                                    25


SIGNATURES                                                                     27

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             December 31,    September 30,
                                                                1999             1999
                                                              ---------        ---------
                                                             (Unaudited)
ASSETS

Current Assets:
     Cash and equivalents                                     $ 126,612        $  98,278
     Short-term investments                                      46,734           43,968
     Accounts receivable (net of allowance for doubtful
          accounts of $6,177 and $5,038 respectively)           132,563          153,981
     Refundable income taxes                                      1,646            2,500
     Inventories                                                209,501          200,769
     Prepaid expenses and other assets                           11,446            9,826
     Deferred income taxes                                       32,070           35,489
                                                              ---------        ---------
          Total current assets                                  560,572          544,811
Property and equipment, net                                     196,544          198,403
Deposits and other assets                                         9,086            8,299
Intangible assets, net                                            3,190            3,260
                                                              ---------        ---------
Total                                                         $ 769,392        $ 754,773
                                                              =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  37,432        $  34,202
     Accrued liabilities                                        128,110          123,266
     Current portion of long-term debt                            1,638            1,620
     Income taxes payable                                         2,961            3,568
                                                              ---------        ---------
          Total current liabilities                             170,141          162,656
                                                              ---------        ---------
Long-term debt                                                   26,991           26,790
                                                              ---------        ---------
Deferred and other liabilities                                    8,140            7,790
                                                              ---------        ---------
Stockholders' Equity:
     Convertible preferred stock - shares
        Outstanding: 15,000                                      14,976           14,976
     Common stock - shares outstanding:
          December 31, 1999: 33,339,932
          September 30, 1999: 33,333,884                        410,136          410,068
     Retained earnings                                          141,170          134,928
     Accumulated other comprehensive loss                        (2,162)          (2,435)
                                                              ---------        ---------
     Total stockholders' equity                                 564,120          557,537
                                                              ---------        ---------
TOTAL                                                         $ 769,392        $ 754,773
                                                              =========        =========



            See Notes to Consolidated Condensed Financial Statements

                            SILICON VALLEY GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                       Quarters Ended
                                                        December 31,
                                                   1999             1998
                                                 ---------        ---------
Net sales                                        $ 179,801        $  85,487

Cost of sales                                      104,780           61,457
                                                 ---------        ---------

Gross profit                                        75,021           24,030

Operating expenses:

     Research, development and related
            engineering                             30,139           16,001
     Marketing, general and administrative          36,392           19,473
                                                 ---------        ---------

Operating income (loss)                              8,490          (11,444)

Interest and other income                            2,290            1,465

Interest expense                                      (713)            (374)
                                                 ---------        ---------

Income (loss) before income taxes                   10,067          (10,353)

Provision (benefit) for income taxes                 3,825           (3,321)
                                                 ---------        ---------

Net income (loss)                                $   6,242        $  (7,032)
                                                 =========        =========

Net income (loss) per share - basic              $    0.19        $   (0.21)
                                                 =========        =========
Shares used in per share
     computations - basic                           33,337           32,759
                                                 =========        =========

Net income (loss) per share - diluted            $    0.18        $   (0.21)
                                                 =========        =========
Shares used in per share
     computations - diluted                         34,637           32,759
                                                 =========        =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Quarters Ended
                                                                           December 31,
                                                                      1999              1998
                                                                    ---------        ---------
Cash Flows from Operating Activities:
     Net income (loss)                                              $   6,242        $  (7,032)
     Reconciliation to net cash provided
          by operating activities:
               Depreciation and amortization                           12,087           11,246
               Amortization of intangibles                                 70              168
               Deferred income taxes                                    3,419           (3,813)
               Changes in assets and liabilities:
                    Accounts receivable                                21,418           21,963
                    Refundable income taxes                               854            8,534
                    Inventories                                        (8,732)             941
                    Prepaid expenses and other assets                  (1,620)            (548)
                    Deposits and other assets                            (787)              88
                    Accounts payable                                    3,230           (5,657)
                    Accrued and deferred liabilities                    5,308          (11,290)
                    Income taxes payable                                 (607)             247
                                                                    ---------        ---------
     Net cash provided by operating activities                         40,882           14,847
                                                                    ---------        ---------

Cash Flows from Investing Activities:
     Purchases of short-term investments, available for sale           (9,039)          (6,600)
     Maturities of short-term investments, available for sale           6,585           14,101
     Purchases of property and equipment                               (9,782)         (12,320)
                                                                    ---------        ---------
     Net cash used for investing activities                           (12,236)          (4,819)
                                                                    ---------        ---------

Cash Flows from Financing Activities:
     Sale of common stock                                                  68            1,039
     Repayment of debt                                                   (318)            (164)
                                                                    ---------        ---------
               Net cash provided by financing activities                 (250)             875
                                                                    ---------        ---------

Effect of Exchange Rate Changes on Cash                                   (62)             492
                                                                    ---------        ---------

Increase in cash and equivalents                                       28,334           11,395

Cash and equivalents:
     Beginning of period                                               98,278          121,575
                                                                    ---------        ---------
     End of period                                                  $ 126,612        $ 132,970
                                                                    =========        =========



            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2000.

The Company uses a 52-53 week fiscal year ending on the Friday closest to September 30. Both fiscal 2000 and 1999 contain 52 weeks.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions and balances. All operating units are aggregated into one segment because of their similarities in the nature of product and services, production processes, types of customers and distribution method.

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


2. INVENTORIES

        Inventories are comprised of:

                    December 31,   September 30,
                        1999           1999
                      --------       --------
                          (In thousands)
Raw materials         $ 80,649       $ 83,080
Work-in-process        125,706        115,172
Finished goods           3,146          2,517
                      --------       --------
                      $209,501       $200,769
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

Weighted average options to purchase 3,600,000 shares of common stock at a weighted average exercise price of $18.86 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because their exercise price exceeded the market price and therefore, the effect would be antidilutive. The quarter ended December 31, 1998 was a loss period; therefore the effect of common stock equivalents would be antidilutive and were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts.)

                                                  Quarters ended
                                                   December 31,
                                               1999           1998
                                             --------       --------
Net income (loss)                            $  6,242       $ (7,032)
                                             --------       --------
Weighted average shares outstanding            33,337         32,759
Employee stock options and convertible
preferred stock                                 1,300             --
                                             --------       --------
Diluted average shares outstanding             34,637         32,759
                                             ========       ========
Basic earnings (loss) per share              $   0.19       $  (0.21)
                                             ========       ========
Diluted earnings (loss) per share            $   0.18       $  (0.21)
                                             ========       ========

4.  REVENUE RECOGNITION

The Company generally recognizes revenue from the sale of equipment upon shipment and transfer of title. During the quarters ended December 31, 1999 and 1998, the Company recognized approximately $4,000,000 and $20,000,000 respectively of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. At December 31, 1999, the Company was storing a total of approximately $5,500,000 of such equipment from this customer. The customer has scheduled the shipment dates for the remaining equipment through the second quarter of fiscal 2000.

5.  COMPREHENSIVE INCOME (LOSS)

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on investments, unrealized gains (losses) on derivatives and foreign currency translation adjustments. The adoption of SFAS No. 130 required additional disclosure but did not impact the Company's consolidated financial position, results of operation or cash flows. For the quarters December 31, 1999 and 1998, the components of total comprehensive income (loss) are as follows:

                                                      Quarters ended
                                                       December 31,
                                                    1999           1998
                                                   -------        -------
                                                        (In thousands)
Net income (loss)                                  $ 6,242        $(7,032)
Net unrealized gain (loss) on investments              312            (25)
Net unrealized gain (loss) on derivatives
and foreign currency translation adjustments           (39)           392
                                                   -------        -------
Other comprehensive income                             273            367
                                                   -------        -------
Total comprehensive income (loss)
                                                   $ 6,515        $(6,665)
                                                   =======        =======

6. ACQUISITION OF THE SEMICONDUCTOR EQUIPMENT GROUP OF WATKINS-JOHNSON

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The total purchase price of $3,750,000 included approximately $1,050,000 in costs directly attributable to the acquisition and was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the net SEG assets over the total purchase price was used to proportionately reduce the value of material noncurrent assets acquired.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

Effective October 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value. Changes in the fair value are recognized periodically in either income or stockholders' equity as a component of comprehensive income
(loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company's financial results.

There were no gains or losses due to hedge ineffectiveness for the quarter ended December 31, 1999 nor were there any derivative instruments during the quarter ended December 31, 1998.

                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The acquisition was accounted under the purchase method of accounting for financial reporting purposes. The results of the Company include the operating results of SEG from the date of acquisition.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. As a result of the Asian economic crisis which began in 1997, an oversupply of certain semiconductor products, the impact of low cost personal computers, and various other factors, semiconductor manufacturers reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the first quarter of fiscal 1998 and continued to impact the Company throughout fiscal 1999. During the second half of fiscal 1999 and into the first quarter of fiscal 2000, the Company has seen a recovery in the semiconductor industry and, in particular, its orders for both expansion and new technology products. The Company expects this recovery to continue throughout the remainder of fiscal

2000.* The Company expects its customer orders and net sales for fiscal year 2000 to exceed the prior fiscal year's amounts.* There can be no assurance that the semiconductor industry will continue to recover in fiscal year 2000 or that the Company will not again experience customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.

During fiscal 1998 in an effort to lessen the impact of lower sales, the Company took several steps to reduce operating expenses including a reduction in workforce, temporary shutdowns and the restructuring of certain portions of the Company's business. During the second half of fiscal 1998, the Company recorded restructuring and related charges of $33,680,000. The restructuring and related charges include costs of $28,521,000 resulting from the termination of the Company's previously announced 200-APS photoresist processing system and a provision of $5,159,000 for 1998 reductions in the Company's workforce.

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1999, the Company's largest customer accounted for 56% of net sales. During the first quarter of fiscal 2000, this trend continued as the Company's largest customer accounted for 48% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.*

During the quarters ended December 31, 1999 and 1998, the Company recognized approximately $4,000,000 and $20,000,000 respectively of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates. At December 31, 1999, the Company was storing approximately $5,500,000 of such equipment from this customer. The customer has scheduled the shipment dates for the remaining equipment through the second quarter of fiscal 2000.

Net sales for the first fiscal quarter ended December 31, 1999 were $179,801,000, up 110% from net sales of 85,487,000 for the first quarter of the preceding fiscal year and 5% below net sales of $189,813,000 during the fourth quarter of fiscal 1999. The increase in net sales compared to the first quarter of fiscal year 1999 was principally the result of increased shipments of Thermal, SVGL and Track products. The decrease in first quarter fiscal 2000 net sales compared to the preceding quarter was due to reduced SVGL product shipments offset in part by increased shipments of Thermal products.

International net sales (based on shipment destination) as a percentage of total net sales for the quarters ended December 31, 1999, December 31, 1998 and September 30, 1999 were 61%, 35% and 43%, respectively. The increase in international net sales during the first quarter of fiscal 2000 primarily relates to increased shipments of Thermal products to Asia Pacific.

During the first quarter of fiscal 2000 the Company recorded new bookings of $205,028,000, an increase of approximately 135% over new bookings of $87,286,000 during the first quarter of fiscal 1999 and an increase of 13% over the preceding quarters new bookings of $181,335,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. The Company's backlog at December 31, 1999 totaled $382,682,000, above backlog of $255,928,000 and $357,455,00 at December 31, 1998 and September 30, 1999, respectively. At December 31, 1999, backlog included orders for 48 Micrascan photolithography systems. Additionally, the Company had orders for 11 Micrascan systems with scheduled delivery dates outside the Company's twelve-month backlog window.

Gross margin was 42% in the first quarter of fiscal 2000, compared to 28% during the year earlier quarter and 40% in the fourth quarter of fiscal 1999. The improvement in gross margin during the first quarter of fiscal 2000 compared to the year earlier quarter is primarily the result of increased shipments. First quarter fiscal 2000 gross margin improved over the preceding fiscal quarter is due primarily to the absence of inventory provisions provided during the fourth quarter of fiscal 1999 for the Low numerical aperture 193nm Lithography program.

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

R&D expenses were $30,139,000 (17% of net sales) for the first quarter of fiscal 2000, $16,001,000 (19% of net sales) for the year earlier quarter and $33,030,000 (17% of net sales) for the fourth quarter of fiscal 1999. For the first quarter of fiscal 2000, and the first and fourth quarters of fiscal 1999, development funding of $2,370,000, $2,277,000 and $619,000, respectively, was recognized and offset against R&D expense. R&D expense increased over the first quarter of fiscal 1999 primarily due to increased spending under the 157-nanometer development program, continued development of the very high numerical aperture version of the 193-nanometer product and spending on APCVD engineering initiatives. The decrease in R&D expense from the fourth quarter of fiscal 1999 is primarily due to reduced SVGL expenses resulting from a decline in outside engineering expenses and increased development funding. These decreases from the fourth quarter of fiscal 1999 were partially offset by increased spending on Thermal and Track engineering.

Marketing, general and administrative ("MG&A") expenses were $36,392,000 (20% of net sales) for the first quarter of fiscal 2000, $19,473,000 (23% of net sales) for the year earlier quarter and $41,027,000 (22% of net sales) for the fourth quarter of fiscal 1999. The increase in MG&A over the first fiscal quarter of 1999 was principally due to increased shipments and higher product support costs. The decrease in MG&A from the fourth quarter of fiscal 1999 is primarily due to lower product support costs.

The Company had operating income of $8,490,000 for the first quarter of fiscal 2000, an operating loss of $11,444,000 for the year earlier quarter and operating income of $1,254,000 for the fourth quarter of fiscal 1999. The increase in operating income from the first quarter of fiscal 1999 was primarily the result of higher net sales at improved gross margin offset in part by increased operating expenses. In comparison to the fourth quarter of fiscal 1999, operating profit improved due to improved gross margin with reduced operating expenses.

Interest and other income for the first quarter of fiscal 2000 was $2,290,000 compared to $1,465,000 during the first quarter of fiscal 1999 and $1,593,000 during the fourth quarter of the fiscal 1999. The increase in first quarter fiscal year 2000 interest and other income over the year earlier quarter and the previous quarter was primarily due to foreign exchange translation gains resulting from the strengthening of the US dollar against the European currencies.

Interest expense was $713,000 during the first quarter of fiscal 2000, compared to $374,000 in the first quarter of fiscal 2000 and $443,000 during the fourth quarter of fiscal 1999. The increase in interest expense during fiscal 2000 is primarily due to additional commitment fees associated with the Company's revolving line of credit agreement.

The Company recorded a 38% income tax provision for the quarter ended December 31, 1999. During fiscal 1999 the Company recorded a tax benefit of 32%. Changes in the effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income and certain tax free and tax advantaged interest income.

The Company had net income of $6,242,000 ($0.18 per diluted share) for the first quarter of fiscal 2000 compared to a net loss of $7,032,000 ($0.21 loss per diluted share) for the first quarter of fiscal 1999 and net income of $1,635,000 ($0.05 per diluted share) for the fourth quarter of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, cash and cash equivalents and short-term investments totaled $173,346,000, an increase of $31,100,000 from the September 30, 1999 balance of $142,246,000. This increase is primarily attributable to increased profitability, improved collection results on accounts receivable, increased accrued liabilities and accounts payable offset in part by purchases of property and equipment and increased inventory levels.

In connection with the acquisition of SEG, the Company assumed three Yen-denominated bank loans totaling approximately $22,700,000 bearing interest at rates of between 2.2% and 3.1%.

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement that expires June 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. The agreement includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. On October 23, 1998 and May 14, 1999, certain of the covenants were amended, in part to reflect the acquisition of SEG and change quarterly profitability covenants. The Company is in compliance with the covenants as amended. At December 31, 1999, there were no borrowings outstanding under the facility.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and research and development activities, to the extent such activities are not funded by third parties, and provide for the expansion of its business for the next twelve months.* However, there can be no assurance that the Company will not require additional working capital during this time or that such additional capital will be available to the Company on terms acceptable to the Company or at all.*


YEAR 2000

The Year 2000 compliance issue pertains to how existing application software programs and operating systems can accommodate date values. The Company has evaluated and continues to evaluate its Year 2000 risk as it exists in three areas: information technology infrastructure, including reviewing what actions are necessary to bring all software tools used internally to Year 2000 compliance; Year 2000 readiness of critical suppliers; and Year 2000 compliance of the products the Company supplies to its customers.

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

At this time, the Company has not experienced any material Year 2000 issues. As Year 2000 issues are identified, plans will be developed and implemented as required.

Although the Company believes its Year 2000 plans will be successful, there can be no assurance that unforeseen problems will not happen which could have a material adverse effect on the Company.*

RISKS INHERENT IN THE COMPANY'S BUSINESS

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter, which are delayed for any reason, can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate more advanced semiconductors with increased efficiency.* The Company is developing Track and Lithography products, and has shipped limited quantities of Thermal products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner would result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing the development of the Company's next generation product, the ProCell. There can be no assurance that the Company will not experience delays in completing the development or manufacturing problems related to the ProCell product as a result of instability of the design of either the hardware or software elements of the new technology, or be able to efficiently manufacture the new product or other products.* During June of 1999 the Company introduced the ProCell product for initial shipment in fiscal 2000. The Company believes that if there are protracted delays in delivering initial quantities of the Procell product, or any new product to multiple customers, this could result in semiconductor manufacturers electing to install competitive equipment and could preclude industry acceptance of the ProCell product or any of the Company's products.* The inability to produce such products or any failure to achieve market acceptance could have a material effect on the Company's business, results of operations and could result in a subsequent loss of future sales.*

In June of 1999, five participants in the 193-nanometer Development Program decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the development program and declined delivery of initial tools. These participants withdrew in part due to delays in product introduction and changes in participant's technical requirements. As the Lithography demands continue, the Company is responding by accelerating the development of a very high numerical aperture ("VHNA") version of its 193-nanometer product. In order to address a broader market with this tool, the Company is also redesigning its stage technology to optimize cost of ownership. Although the Company believes that the timing of the introduction of the product will be sufficient to meet volume production requirements of .13 micron, there can be no assurance that the product will be introduced on time or that customers will wait for the product to commit for their production needs.* The absence of a successful implementation of the product or obtaining sufficient orders for this product could have a material adverse impact on the future profitability of the Company.*

Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. Initial shipments into the market of the new Track product, the ProCell, were not expected until fiscal 2000.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion, LPCVD equipment; in its APCVD products competitors include Applied Materials and Quester; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets" for a discussion of risks related to the Company's ability to compete in Japanese and Pacific Rim markets.)

Many of the Company's competitors are Japanese corporations. Although the economic conditions in Asia have improved, the Company believes that it will continue to face severe price competition globally from these competitors.* To compete effectively in these markets, the Company may be forced to reduce prices, which could cause further reduction in net sales and gross margins and, consequently, have a material adverse effect on the Company's financial condition and results of operations.*

Customer Concentration. Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1999, the Company's largest customer accounted for 56% of net sales and no other single customer accounted for 10% or more of net sales. In fiscal 1998, the Company's three largest customers accounted for 40%, 17% and 13% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* As a result of delays in delivering initial quantities of the subsequently terminated 200-APS Track product, one of the Company's largest Track customers has decided to purchase systems with similar capabilities from another supplier. We expect that the decision by such customer to purchase systems from other suppliers and the cancellation of the 200-APS Track product will continue to have an adverse effect on Track product sales in future periods.* (See "Risks Inherent in the Company's Business - Rapid Technological Change; Dependence on New Product Development" for a discussion of risks related to the Company's decision to cancel the 200-APS Track product). The loss of any other significant customer or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, or delays in the introduction of newly developed products and product enhancements will further exacerbate the adverse effect the customer order rescheduling and cancellations discussed above will have on the Company's business and results of operations.*


Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers that are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. The Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers in the Pacific Rim and with the acquisition of SEG, the Company acquired from the Watkins-Johnson Company a 36,000 square foot customer demonstration facility in Kawasaki City, Japan. However, the Company anticipates that it will continue to encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Due to the high cost of building, equipping and maintaining fabrication facilities, many customers are outsourcing their manufacturing to foundries, many of which are located in Taiwan. Although the Company is focused on increasing its penetration into Taiwan, it has had limited success in securing volume orders from companies in this area, which have long standing relationships with the Company's competitors. If the Company is not successful in penetrating this market, it could have an adverse effect on the Company's net sales and results of operations.*

Risks Associated with Acquisition of Watkins-Johnson Company's Semiconductor Equipment Group. On July 6, 1999, the Company completed the acquisition of the Semiconductor Equipment Group ("SEG") of Watkins-Johnson. The acquisition of the assets of SEG is accompanied by a variety of risks, which could prevent the Company from realizing any significant benefits from the transaction. The Company may experience difficulty with integrating the operations and personnel of the business acquired from Watkins-Johnson, need additional financial resources to fund the operations of the acquired business, be unable to maximize the Company's financial and strategic position by the incorporation or development of the acquired technology and products or lose key employees of the acquired business. In particular, the Company believes it must successfully transition the acquired technology of SEG to incorporate process improvements such as single wafer processing and scalability from 200mm to 300mm wafer processing capability.* There can be no assurance that the Company will not experience difficulties or delays in transitioning this technology which could have a material adverse effect on the Company.*

The acquisition of SEG also included the assumption of certain liabilities of SEG, which may prove more costly than the Company anticipates. For example, certain environmental remediation steps have been put in place at the site, there can be no assurance that additional environmental hazards or liabilities will not surface which may have an adverse impact on the Company's business.* In order to successfully integrate SEG, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products, technology and information systems from engineering, sales, product development and marketing perspectives, and consolidate functions and facilities, which may result in future charges to streamline the combined operations. Difficulties encountered in the integration of SEG may have a material adverse effect on the Company.*

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermal products in Orange and Scotts Valley, California. Tinsley's optical components are manufactured in Richmond and North Hollywood, California. These California facilities are located in seismically active regions. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.*

Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency. The participating countries adopted the Euro as their common legal currency on that date, with a transition period through January 2002 regarding certain elements of the Euro change. In January 1999, the Company implemented changes to its internal systems to make them Euro capable. The cost of system modifications to date has not been material, nor are future system modifications expected to be material.* The Company does not expect the transition to, or use of, the Euro to have a material adverse effect on the Company's results of operations and financial condition.*

Environmental Matters. The Company is subject to a number of governmental regulations related to the discharge or disposal of toxic and hazardous chemicals used in the manufacture of certain of the Company's products. The Company believes that it is in general compliance with these regulations and that it has obtained or expects to obtain shortly all necessary environmental permits to conduct its business.* The failure to comply with present or future regulations could result in fines or penalties being assessed against the Company, interruption of production or reduction in the Company's customers accepting its products.*

The Scotts Valley, California facility is subject to an environmental remediation plan being monitored by various governmental agencies. Watkins-Johnson Company purchased a guaranteed fixed price remediation contract from a third party environmental consultant to remediate the groundwater contamination at the facility. The remediation agreement (which includes insurance policies covering performance of the environmental consultant and coverage for undiscovered contamination) obligates the third party to perform all of the obligations and responsibilities of Watkins-Johnson Company. There can be no assurance that the third party consultant will have the financial resources or technical expertise to execute under the remediation agreement.* It is conceivable that environmental regulatory agencies could ultimately look to the Company to remediate the groundwater contamination at the site.*

In August 1996, the Company purchased from Perkin-Elmer, approximately 50 acres of land and a 201,000 square foot building thereon (the "Property") located in Ridgefield, Connecticut. At the time the Company purchased the Property, it was aware that certain groundwater and soil contamination was present and that the Property was subject to a clean-up order being performed by Perkin-Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements between the Company and Perkin-Elmer provide that Perkin-Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. While the Company believes that it has been adequately indemnified, if for some reason Perkin-Elmer was unable to comply or did not comply with the clean-up order, the Company could be required to do so.*

The Company does not anticipate any material capital expenditures for environmental control facilities in 2000.*

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan DUV step-and-scan photolithography systems, eventually capable of producing line widths of .10 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes.* The Company believes DUV lithography is required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems, as compared to DUV steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the industry transition to DUV step-and-scan systems has accelerated in calendar 1999 and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive DUV step-and-scan equipment capable of producing .25 micron line widths and below is available in limited quantities from three competitors.* Further, if manufacturers of DUV steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of DUV step-and-scan systems, or other manufacturers of step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base could have a material adverse impact on the Company's financial condition and results of operations.*

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers as well as foundries located primarily in Taiwan) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful in penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets").

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume to multiple customers will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon the expected transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility (subsequently increased by the Company to 276,000 square feet) occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. The Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company has essentially completed its facility expansion activities, it has not invested in all of the metrology and other equipment required to maximize manufacturing capacity. However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements.* Once there is sustained demand, the timely equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past.* There can be no assurance that demand will continue to recover or, that if it does, that the Company can manage these efforts successfully. Any failure to successfully manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivery quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that as it increases its penetration of the Micrascan product, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floor space. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

In November 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company common stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple worldwide customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.*

The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier. In fiscal 1999 SVGL qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality.* If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

It is anticipated that a critical component of the optical system for the 157-nanometer lithography product, which is currently under development, will utilize calcium fluoride.* Calcium fluoride is a raw material that has been known to be in short supply and is integral to the production of optics capable of producing quality line widths of .10 and below. The Company has or will shortly qualify three suppliers who could be sources of this raw material for the Company.* There can be no assurance that these suppliers will be able to supply the quality or quantity of the product necessary for the Company to meet expected future demand, or that the Company will be able to identify and procure adequate supplies of calcium fluoride. Failure to secure adequate supplies of calcium fluoride could have a material adverse effect on the Company's business and results on operations.

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193-nanometer Micrascan system. In exchange for such funding, each Participant received the right to purchase one such system and, in addition, received a right of first refusal (ratable among such Participants) to all such machines manufactured during the first two years following the initial system shipments. For each initial system ordered, each Participant agreed to fund $5,000,000 in such development costs. The agreements call for each Participant to pay $1,000,000 of initial development funding and four subsequent payments of $1,000,000 upon the completion of certain development milestones. The Participants may withdraw from the development program without penalty, but payments made against completed development milestones are not refundable and all rights to future equipment are forfeited. At December 31, 1999, the Company had received and recognized $21,000,000 in funding from program Participants against research and development expenditures. Three competitors of the Company have either announced the development of, or have shipped 193-nanometer products. In June 1999, certain Participants decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the program and chosen to use or are evaluating other solutions. At September 30, 1999, the Company's obligations under these agreements are complete.*

In May 1999, the Company entered into an agreement with Intel Corporation ("Intel") for the development of 157-nanometer lithography technology. This agreement obligates the Company among other things to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. Separately, Intel has invested approximately $15,000,000 in the Company in the form of a purchase of Series 1 Convertible Preferred Stock. The Company is obligated to dedicate a certain amount of its 157-nanometer unit production output to Intel. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under the agreement for the development of technology for use on 157-nanometer lithography equipment. There can be no assurance that the Company will be successful in developing 157-nanometer technology or will be able to manufacture significant quantities of machines to satisfy its obligations to Intel or other customers.* There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving, and any failure to do so could have a material adverse impact on the Company's results of operations.* If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must expand its customer base and sell its Micrascan products on a global basis.* The Japanese market

(including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating any of these markets. Economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography products to multiple customers, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan products.* The Company believes that costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, increased competition and the potential difficulties inherent in developing and manufacturing sub-.25 micron Micrascan products, in particular the projection optics required for these products, there can be no assurance that SVGL will be able to operate profitably in the future.*

Dependence on Key Personnel. The Company's future success will continue to depend to a large extent on the continued contributions of its executive officers and key management and technical personnel. In particular, SVGL's future growth is very dependent on the Company's ability to attract and retain key skilled employees, particularly those related to the optical segment of its business. The Company is a party to agreements with each of its executive officers to help ensure the officers' continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.*

Legal Proceedings. On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California. The trial is tentatively scheduled for November 2000.

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

                           SILICON VALLEY GROUP, INC.




ITEM 1. LEGAL PROCEEDINGS.

        On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California. The trial is tentatively scheduled for November 2000.

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

        None.


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        27.0 Financial Data Schedule for the fiscal quarter ended December 31, 1999.

        (b) Reports on Form 8-K.


        None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SILICON VALLEY GROUP, INC.
                                            ------------------------------------
                                                     (Registrant)




Date:   February 11, 2000                   By:/s/ Papken S. Der Torossian
                                               ---------------------------------
                                               Papken S. Der Torossian
                                               Chief Executive Officer and
                                               Chairman of the Board



Date:   February 11, 2000                   By:/s/ Russell G. Weinstock
                                               ---------------------------------
                                               Russell G. Weinstock
                                               Vice President Finance and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

  27.0  Financial Data Schedule for the fiscal quarter ended December 31,
        1999.