Form 10-Q
period 2000-03-31
SILICON VALLEY GROUP INC
filed 2000-05-15
CIK 712752

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

                 For the quarterly period ended March 31, 2000.

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of April 28, 2000 was 33,707,659.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                      PAGE NO.
                                                                      -------
        Consolidated Condensed Balance Sheets as of March 31,
        2000 and September 30, 1999                                       3

        Consolidated Condensed Statements of Operations for the
        Quarters and Six Months Ended March 31, 2000 and 1999             4

        Consolidated Condensed Statements of Cash Flows for
        the Six Months Ended March 31, 2000 and 1999                      5

        Notes to Consolidated Condensed Financial Statements              6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               9


PART II.  OTHER INFORMATION                                              24


SIGNATURES                                                               26

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             March 31,      September 30,
                                                               2000             1999
                                                           -----------      -------------
                                                           (Unaudited)
ASSETS
Current Assets:
     Cash and equivalents                                    $ 130,454       $  98,278
     Short-term investments                                     44,714          43,968
     Accounts receivable (net of allowance for doubtful
          accounts of $5,344 and $5,038 respectively)          148,815         153,981
     Refundable income taxes                                     1,650           2,500
     Inventories                                               213,184         200,769
     Prepaid expenses and other assets                          12,536           9,826
     Deferred income taxes                                      31,487          35,489
                                                             ---------       ---------
          Total current assets                                 582,840         544,811
Property and equipment, net                                    195,942         198,403
Deposits and other assets                                        9,668           8,299
Intangible assets, net                                           3,121           3,260
                                                             ---------       ---------
Total                                                        $ 791,571       $ 754,773
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                        $  38,481       $  34,202
     Accrued liabilities                                       131,012         123,266
     Current portion of long-term debt                           1,523           1,620
     Income taxes payable                                        3,915           3,568
                                                             ---------       ---------
          Total current liabilities                            174,931         162,656
                                                             ---------       ---------
Long-term debt                                                  25,518          26,790
                                                             ---------       ---------
Deferred and other liabilities                                   8,980           7,790
                                                             ---------       ---------
Stockholders' Equity:
     Convertible preferred stock - shares
        Outstanding: 15,000                                     14,976          14,976
     Common stock - shares outstanding:
        March 31, 2000:     33,674,548
        September 30, 1999: 33,333,884                         416,015         410,068
     Retained earnings                                         152,781         134,928
     Accumulated other comprehensive loss                       (1,630)         (2,435)
                                                             ---------       ---------
     Total stockholders' equity                                582,142         557,537
                                                             ---------       ---------
TOTAL                                                        $ 791,571       $ 754,773
                                                             =========       =========

            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     Quarters Ended                Six Months Ended
                                                        March 31,                       March 31,
                                                ------------------------       -------------------------
                                                    2000           1999           2000           1999
                                                ---------       --------       ---------       ---------
Net sales                                       $ 204,596       $ 61,496       $ 384,397       $ 146,983
Cost of sales                                     115,603         47,326         220,383         108,783
                                                ---------       --------       ---------       ---------
Gross profit                                       88,993         14,170         164,014          38,200

Operating expenses:
     Research, development and related
       engineering                                 33,260         21,651          63,399          37,652
     Marketing, general and administrative         40,107         20,094          76,499          39,567
                                                ---------       --------       ---------       ---------
Operating income (loss)                            15,626        (27,575)         24,116         (39,019)
Interest and other income                           2,619          1,325           4,909           2,790
Interest expense                                     (416)          (200)         (1,129)           (574)
                                                ---------       --------       ---------       ---------
Income (loss) before income taxes                  17,829        (26,450)         27,896         (36,803)
Provision (benefit) for income taxes                6,218         (8,456)         10,043         (11,777)
                                                ---------       --------       ---------       ---------
Net income (loss)                               $  11,611       $(17,994)      $  17,853       $ (25,026)
                                                =========       ========       =========       =========
Net income (loss) per share - basic             $    0.35       $  (0.55)      $    0.53       $   (0.76)
                                                =========       ========       =========       =========
Shares used in per share
  computations - basic                             33,460         32,833          33,398          32,796
                                                =========       ========       =========       =========
Net income (loss) per share - diluted           $    0.32       $  (0.55)      $    0.51       $   (0.76)
                                                =========       ========       =========       =========
Shares used in per share
     computations - diluted                        35,928         32,833          35,282          32,796
                                                =========       ========       =========       =========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
Cash Flows from Operating Activities:
     Net income (loss)                                             $  17,853       $ (25,026)

     Reconciliation to net cash provided
          by operating activities:
               Depreciation and amortization                          24,244          23,170
               Amortization of intangibles                               139             338
               Deferred income taxes                                   4,002         (12,701)
               Changes in assets and liabilities:
                    Accounts receivable                                5,166          43,818
                    Refundable income taxes                              850           8,534
                    Inventories                                      (12,415)         (7,693)
                    Prepaid expenses and other assets                 (2,710)         (2,697)
                    Deposits and other assets                         (1,369)         (1,470)
                    Accounts payable                                   4,279          (7,577)
                    Accrued and deferred liabilities                   9,548         (26,329)
                    Income taxes payable                                 347            (297)
                                                                   ---------       ---------
     Net cash provided by (used in) operating activities              49,934          (7,930)
                                                                   ---------       ---------

Cash Flows from Investing Activities:
     Purchases of short-term investments, available for sale         (17,023)        (22,946)
     Maturities of short-term investments, available for sale         16,838          30,233
     Purchases of property and equipment                             (22,263)        (16,987)
                                                                   ---------       ---------
     Net cash used for investing activities                          (22,448)         (9,700)
                                                                   ---------       ---------

Cash Flows from Financing Activities:
     Sale of common stock                                              5,947           2,581
     Repayment of debt                                                  (722)           (340)
                                                                   ---------       ---------
     Net cash provided by financing activities                         5,225           2,241
                                                                   ---------       ---------

Effect of Exchange Rate Changes on Cash                                 (535)             --
                                                                   ---------       ---------

Increase in cash and equivalents                                      32,176         (15,389)

Cash and equivalents:
     Beginning of period                                              98,278         121,575
                                                                   ---------       ---------
     End of period                                                 $ 130,454       $ 106,186
                                                                   =========       =========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results for fiscal 2000 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2000.

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


2. INVENTORIES

        Inventories are comprised of:

                                                  March 31,    September 30,
                                                    2000           1999
                                                  ---------    -------------
                                                      (In thousands)
Raw materials                                     $ 91,142        $ 83,080
Work-in-process                                    115,825         115,172
Finished goods                                       6,217           2,517
                                                  --------        --------
                                                  $213,184        $200,769
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

Weighted average options to purchase 817,000 shares of common stock at a weighted average exercise price of $27.28 per share were outstanding at March 31, 2000 but were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of these shares and therefore, the effect would be antidilutive. The quarter and six months ended March 31, 1999 were loss periods; therefore the effect of common stock equivalents would be antidilutive and were not included in the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts.)

                                              Quarters ended              Six months ended
                                                 March 31,                    March 31,
                                            ---------------------       ---------------------
                                              2000         1999          2000          1999
                                            -------      --------       -------      --------
Net income (loss)                           $11,611      $(17,994)      $17,853      $(25,026)
                                            -------      --------       -------      --------

Weighted average shares outstanding          33,460        32,833        33,398        32,796
Employee stock options and convertible
preferred stock                               2,468            --         1,884            --
                                            -------      --------       -------      --------
Diluted average shares outstanding           35,928        32,833        35,282        32,796
                                            =======      ========       =======      ========
Basic earnings (loss) per share             $  0.35      $  (0.55)      $  0.53      $  (0.76)
                                            =======      ========       =======      ========
Diluted earnings (loss) per share           $  0.32      $  (0.55)      $  0.51      $  (0.76)
                                            =======      ========       =======      ========


4. REVENUE RECOGNITION

The Company generally recognizes revenue from the sale of equipment upon shipment and transfer of title. During the quarters ended March 31, 2000 and December 31, 1999, the Company recognized approximately $18,000,000 and $4,000,000, respectively, of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates (none during the quarter ended March 31, 1999). At March 31, 2000, the Company was storing approximately $18,000,000 of such equipment for this customer. The customer has scheduled the shipment dates for the remaining equipment through the fourth quarter of fiscal 2000.

5.  COMPREHENSIVE INCOME (LOSS)

For the quarters and six months ended March 31, 2000 and 1999, the components of total comprehensive income (loss) are as follows:

                                                   Quarters ended           Six months ended
                                                       March 31,                 March 31,
                                                 --------------------      --------------------
                                                   2000         1999         2000        1999
                                                 -------     --------      -------     --------
                                                    (In thousands)               (In thousands)
Net income (loss)                                $11,611     $(17,994)     $17,853     $(25,026)
Net unrealized gain on investments                   249          136          561          169
Net unrealized gain on derivatives
and foreign currency translation adjustments         283          (77)         244          315
                                                 -------     --------      -------     --------
Other comprehensive income                           532           59          805          484
                                                 -------     --------      -------     --------
Total comprehensive income (loss)                $12,143     $(17,935)     $18,658     $(24,542)
                                                 =======     ========      =======     ========


6. ACQUISITION OF THE SEMICONDUCTOR EQUIPMENT GROUP OF WATKINS-JOHNSON

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The total purchase price of $4,100,000 included approximately $1,400,000 in costs directly attributable to the acquisition and was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the net SEG assets over the total purchase price was used to proportionately reduce the value of material noncurrent assets acquired.

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

There were no gains or losses due to hedge ineffectiveness for the quarter ended March 31, 2000 nor were there any derivative instruments during the quarter ended March 31, 1999.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the Company's first fiscal quarter beginning October 1, 2000. The Company has not determined what the full effect of adopting SAB 101 will have on the Company's financial statements.


                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

OVERVIEW
--------

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"), and with the acquisition of the Semiconductor Equipment Group of Watkins-Johnson in 1999, thermal processing products which address atmospheric pressure chemical vapor deposition ("APCVD"). The Company manufactures and markets photolithography exposure SVGL products, photoresist processing Track products, oxidation/diffusion, chemical vapor deposition and LPCVD, APCVD Thermal products and certain precision optical components.

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The acquisition was accounted under the purchase method of accounting for financial reporting purposes. The results of the Company include the operating results of SEG from the date of acquisition.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During 1997, as a result of various factors, semiconductor manufacturers reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the first quarter of fiscal 1998 and continued to impact the Company throughout fiscal 1999. During the second half of fiscal 1999 and through the first half of fiscal 2000, the Company has seen a recovery in the semiconductor industry and, in particular, its placement of orders for both expansion and new technology products. The Company expects this recovery to continue throughout the remainder of fiscal 2000.* The Company expects its customer orders and net sales for fiscal year 2000 to significantly exceed the prior fiscal year's amounts.* However, there can be no assurance that the semiconductor industry will continue to recover in fiscal year 2000, that customer orders and net sales will exceed the prior fiscal years, or that the Company will not again experience customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.

Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1999, the Company's largest customer accounted for 56% of net sales. During the first half of fiscal 2000, this trend continued as the Company's largest customer accounted for 49% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.*


RESULTS OF OPERATIONS
---------------------

Net sales for the second fiscal quarter ended March 31, 2000 were $204,596,000, an increase of 233% over net sales of $61,496,000 for the second quarter of the preceding fiscal year and 14% above net sales of $179,801,000 during the first quarter of fiscal 2000. During the first six months of fiscal 2000, net sales of $384,397,000 increased 162% over net sales of $146,983,000 during the first half of fiscal 1999. The increase in net sales during the quarter and year to date periods ended March 31, 2000 compared to the comparable periods of 1999 and to the first quarter of fiscal 2000 was principally the result of increased shipments resulting from increased customer demand for both expansion and new technology products.

International net sales (based on shipment destination) as a percentage of total net sales for the quarters ended March 31, 2000, March 31, 1999 and December 31, 1999 were 50%, 20% and 61%, respectively. The increase in international net sales during fiscal 2000 primarily relates to increased shipments of Thermal products to Asia and increased shipments of Lithography products to Europe.

During the quarters ended March 31, 2000 and December 31, 1999, the Company recognized approximately $18,000,000 and $4,000,000, respectively, of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates (none during the quarter ended March 31, 1999). At March 31, 2000, the Company was storing approximately $18,000,000 of such equipment for this customer. The customer has scheduled the shipment dates for the remaining equipment through the fourth quarter of fiscal 2000.


During the second quarter of fiscal 2000 the Company recorded bookings of $305,693,000, an increase of approximately 84% over bookings of $165,710,000 during the second quarter of fiscal 1999 and an increase of 49% over the preceding quarters bookings of $205,028,000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. The Company's backlog at March 31, 2000 totaled $483,789,000, above backlog of $360,143,000 and $382,682,000 at March 31, 1999 and December 31, 1999, respectively. At March 31, 2000, backlog included orders for 54 Micrascan photolithography systems. Additionally, the Company had orders for 10 Micrascan systems with scheduled delivery dates outside the Company's twelve-month backlog window.

Gross margin was 44% in the second quarter of fiscal 2000, compared to 23% during the year earlier quarter and 42% in the first quarter of fiscal 2000. During the first six months of fiscal 2000, gross margin was 43% of net sales compared to 26% of net sales during the comparable period of fiscal 1999. The improvement in gross margin during the quarter and year to date periods ended March 31, 2000 compared to the comparable periods of fiscal 1999 was principally the result of increased shipments resulting in improved absorption of overhead costs. The improvement in gross margin for the second fiscal quarter of 2000 when compared to the preceding fiscal quarter is due primarily to increased shipments and the favorable settlement of a customer order termination.

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

R&D expenses were $33,260,000 (16% of net sales) for the second quarter of fiscal 2000, $21,651,000 (35% of net sales) for the year earlier quarter and $30,139,000 (17% of net sales) for the first quarter of fiscal 2000. For the second and first quarters of fiscal 2000, and the second quarter of fiscal 1999, development funding of $1,197,000, $2,370,000 and $600,000, respectively, was recognized and offset against R&D expense. R&D expense increased over the second quarter of fiscal 1999 primarily due to increased spending on Thermal's single wafer engineering initiatives, continued development of the very high numerical aperture version of the 193-nanometer product and spending under the 157-nanometer development program. The increase in R&D expense over the first quarter of fiscal 2000 is primarily due to reduced development funding having been earned, and increased spending on product development and sustaining engineering.

R&D expense for the six months ended March 31, 2000 was $63,399,000 (16% of net sales) compared to $37,652,000 (26% of net sales) for the same period of the prior fiscal year. For the six-month periods ended March 31, 2000 and 1999, funding recognized under joint development agreements and offset against R&D expenditures was $3,567,000 and $2,877,000 respectively. R&D expense increased primarily due to increased spending on Thermal's single wafer engineering initiatives, spending under the 157-nanometer development program and continued development of the very high numerical aperture version of the 193-nanometer product.

Marketing, general and administrative ("MG&A") expenses were $40,107,000 (20% of net sales) for the second quarter of fiscal 2000, $20,094,000 (33% of net sales) for the year earlier quarter and $36,392,000 (20% of net sales) for the first quarter of fiscal 2000. During the first six months of fiscal 2000, MG&A expenses were $76,499,000 (20% of net sales) compared to $39,567,000 (27% of net sales) for the first six months of fiscal 1999. The increase in MG&A over the second fiscal quarter of 1999 and the first quarter of fiscal 2000 was principally due to increased shipment, selling, administration and product support costs required to support increased shipment volume.

The Company had operating income of $15,626,000 for the second quarter of fiscal 2000, compared to an operating loss of $27,575,000 for the year earlier quarter and an operating income of $8,490,000 for the first quarter of fiscal 2000. The increase in operating income over the second quarter of fiscal 1999 and the first quarter of fiscal 2000 was primarily the result of higher net sales at improved gross margin offset in part by increased operating expenses.

Interest and other income for the second quarter ended March 31, 2000 was $2,619,000 compared to $1,325,000 during the second quarter of fiscal 1999 and $2,290,000 during the first quarter of fiscal 2000. For the first half of fiscal 2000 interest and other income was $4,909,000 compared to $2,790,000 for the comparable period of fiscal 1999. The increase in interest and other income during the periods ended March 31, 2000 compared to the comparable periods of 1999 and to the first quarter of fiscal 2000 was primarily due to higher cash balances available for investment at higher average interest rates.

Interest expense was $416,000 during the second quarter of fiscal 2000, compared to $200,000 in the second quarter of fiscal 1999 and $713,000 during the first quarter of fiscal 2000. During the first six months of fiscal 2000, interest expense was $1,129,000 compared to $574,000 during the first half of fiscal 1999. The increase in interest expense during fiscal 2000 is primarily due to interest expense associated with the Yen-denominated bank loans assumed in connection with the acquisition of SEG and additional commitment fees associated with the Company's revolving line of credit agreement.

The Company recorded a 35% income tax provision for the second quarter of fiscal 2000 and an income tax provision of 36% for the six months ended March 31, 2000. During fiscal 1999, the Company recorded a tax benefit of 32%. Changes in the effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.

The Company had net income of $11,611,000 ($0.32 per diluted share) for the second quarter of fiscal 2000 compared to a net loss of $17,994,000 ($0.55 loss per diluted share) for the second quarter of fiscal 1999 and net income of $6,242,000 ($0.18 per diluted share) for the first quarter of fiscal 2000. For the first half of fiscal 2000, the Company had net income of $17,853,000 ($0.51 per diluted share), compared to a net loss of $25,026,000 ($0.76 loss per diluted share) for the first six months of fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, cash and cash equivalents and short-term investments totaled $175,168,000, an increase of $32,922,000 from the September 30, 1999 balance of $142,246,000. This increase is primarily attributable to increased profitability, improved collection results on accounts receivable, increased accrued liabilities and accounts payable offset in part by purchases of property and equipment and increased inventory levels.

In connection with the acquisition of SEG, the Company assumed three Yen-denominated bank loans totaling approximately $22,700,000 bearing interest at rates of between 2.2% and 3.1%.

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement that expires June 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. The agreement, as amended in the prior year includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. The Company is in compliance with the covenants as amended. At March 31, 2000, there were no borrowings outstanding under the facility.

The Company believes that it has sufficient working capital and available bank credit to sustain operations and research and development activities, to the extent such activities are not funded by third parties, and provide for the expansion of its business for the next twelve months.* However, there can be no assurance that the Company will not require additional working capital during this time or that such additional capital will be available to the Company on terms acceptable to the Company or at all.*


YEAR 2000
---------

The Year 2000 compliance issue pertains to how existing application software programs and operating systems can accommodate date values. The Company has evaluated its Year 2000 risk as it exists in three areas: information technology infrastructure, including reviewing what actions are necessary to bring all software tools used internally to Year 2000 compliance; Year 2000 readiness of critical suppliers; and Year 2000 compliance of the products the Company supplies to its customers. At this time, the Company has not experienced any material Year 2000 issues with its information technology infrastructure, its critical suppliers or with its products or services provided to customers. The Company will continue to monitor its Year 2000 risk, as Year 2000 issues are identified, plans will be developed and implemented as required. There can be no assurance that unforeseen problems will not happen which could have a material adverse effect on the Company.*


RISKS INHERENT IN THE COMPANY'S BUSINESS
----------------------------------------

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter, which are delayed for any reason, can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change; Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate more advanced semiconductors with increased efficiency.* The Company is developing Track and Lithography products, and has shipped limited quantities of Thermal products, capable of processing 300mm wafers in anticipation of the industry's transition to this larger wafer standard.* Failure to successfully introduce these or any other new products in a timely manner would result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing the development of the Company's next generation product, the ProCell. There can be no assurance that the Company will not experience delays in completing the development of, or experience manufacturing problems related to, the ProCell product. Among other difficulties, the Company may experience instability of the design of either the hardware or software elements of the new ProCell technology, or be unable to efficiently manufacture the new product or other products.* During June of 1999 the Company introduced the ProCell product for initial shipment in fiscal 2000. The Company believes that if there are protracted delays in delivering initial quantities of the ProCell product, or any new product to multiple customers, this could result in semiconductor manufacturers electing to install competitive equipment and could preclude industry acceptance of the ProCell product or any of the Company's products.* The inability to produce such products or any failure to achieve market acceptance could have a material effect on the Company's business, results of operations and could result in a subsequent loss of future sales.*

In June of 1999, five participants in the 193-nanometer Development Program decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the development program and declined delivery of initial tools. These participants withdrew in part due to delays in product introduction and changes in participant's technical requirements. As the Lithography demands continue, the Company is responding by accelerating the development of a very high numerical aperture ("VHNA") version of its 193-nanometer product. In order to address a broader market with this tool, the Company is also redesigning its stage technology to optimize cost of ownership. Although the Company believes that the timing of the introduction of the product will be sufficient to meet volume production requirements of 130-nanometer nodes, there can be no assurance that the product will be introduced on time or that customers will wait for the product to commit for their production needs.* The absence of a successful implementation of the product or obtaining sufficient orders for this product could have a material adverse impact on the future profitability of the Company.*

Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. Initial shipments into the market of the new Track product, the ProCell, were not expected until fiscal 2000.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion, LPCVD equipment; in its APCVD products competitors include Applied Materials and Quester; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets" for a discussion of risks related to the Company's ability to compete in Japanese and Pacific Rim markets.)

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

SVGL - Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan step-and-scan photolithography systems, eventually capable of producing line widths of .10 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes.* The Company believes 248-nanometer lithography is required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase 248-nanometer steppers to produce product at .25 micron line widths. However, the

Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of step-and-scan systems, as compared to steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the industry transition to step-and-scan systems has accelerated and that advanced semiconductor manufacturers are requiring volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive step-and-scan equipment capable of producing
 .25 micron line widths and below is available in limited quantities from three competitors.* Technology advancements are requiring photolithography exposure equipment to produce line-widths to satisfy 130-nanometer and 100-nanometer nodes. This will necessitate the use of new laser and photoresist technology. The Company has under development a 193-nanometer product to address these requirements which will be available in the early part of its next fiscal year.* Current plans are to have machines available as bridge tools, capable of being upgraded on the customers factory floor from a 200mm to a 300mm machine.* If manufacturers of 248 or 193-nanometer steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of step-and-scan systems, or other manufacturers of step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base could have a material adverse impact on the Company's financial condition and results of operations.*

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers as well as foundries located primarily in Taiwan) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful in penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets").

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume to multiple customers will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon the expected transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility (subsequently increased by the Company to 276,000 square feet) occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. The Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company has essentially completed its facility expansion activities, it has not invested in all of the metrology and other equipment required to maximize manufacturing capacity. However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements.* Once there is sustained demand, the timely equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past.* There can be no assurance that demand will continue to recover or, that if it does, that the Company can manage these efforts successfully. Any failure to successfully manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that as it increases its penetration of the Micrascan product, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floor space. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

In November 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company common stock. TLI designs, manufactures and sells precision optical components, assemblies and systems to customers in a variety of industries and research endeavors. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple worldwide customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.*

The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier. In fiscal 1999 SVGL qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality.* If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

It is anticipated that a critical component of the optical system for the 157-nanometer lithography product, which is currently under development, will utilize calcium fluoride.* Calcium fluoride is a raw material that has been known to be in short supply and is integral to the production of optics capable of producing quality line widths of .10 and below. The Company has or will shortly qualify three suppliers who could be sources of this raw material for the Company.* There can be no assurance that these suppliers will be able to supply the quality or quantity of the product necessary for the Company to meet expected future demand, or that the Company will be able to identify and procure adequate supplies of calcium fluoride. Failure to secure adequate supplies of calcium fluoride could have a material adverse effect on the Company's business and results of operations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193-nanometer Micrascan system. In June 1999, certain Participants decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the program and chosen to use or are evaluating other solutions. At September 30, 1999, the Company's obligations under these agreements are complete.* At March 31, 2000, the Company had received and recognized $21,000,000 in funding from program Participants against research and development expenditures and no additional funding is expected or required from the Participants.*

In May 1999, the Company entered into an agreement with Intel Corporation ("Intel") for the development of 157-nanometer lithography technology. This agreement obligates the Company among other things to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. At March 31, 2000 $1,000,000 of development funding from Intel was recognized and offset against R&D expense. Separately, Intel has invested approximately $15,000,000 in the Company in the form of a purchase of Series 1 Convertible Preferred Stock. The Company is obligated to dedicate a certain amount of its 157-nanometer unit production output to Intel. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under the agreement for the development of technology for use on 157-nanometer lithography equipment. There can be no assurance that the Company will be successful in developing 157-nanometer technology or will be able to manufacture significant quantities of machines to satisfy its obligations to Intel or other customers.* There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving, and any failure to do so could have a material adverse impact on the Company's results of operations.* If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must expand its customer base and sell its Micrascan products on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating any of these markets. Economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography products to multiple customers, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan products.* The Company believes that costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, increased competition and the potential difficulties inherent in developing and manufacturing current and future Micrascan products, in particular the projection optics required for these products, there can be no assurance that SVGL will be able to operate profitably in the future.*

Dependence on Key Personnel. The Company's future success will continue to depend to a large extent on the continued contributions of its executive officers and key management and technical personnel. In particular, SVGL's future growth is very dependent on the Company's ability to attract and retain key skilled employees, particularly those related to the optical segment of its business. The Company is a party to agreements with each of its executive officers to help ensure the officers' continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.*

Legal Proceedings. On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California.

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

In addition to the above, the Company, from time to time, is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.*

Recently Issued Accounting Pronouncements. In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain interpretations and practices followed by the Division of Corporation finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the Company's first fiscal quarter beginning October 1, 2000. This change in accounting principle would result in a cumulative adjustment reflecting the deferral of revenue and expenses for shipments previously reported as revenue that do not meet SAB 101 interpretation. The Company has not determined what the full effect of adopting SAB 101 will have on the Company's financial statements. However, management believes that applying the guidance in this bulletin will not affect the underlying strength or weakness of the Company's operations as measured by the dollar value of its product shipments and cash flows.*

                           PART II. OTHER INFORMATION

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

                             None.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

                             None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a) The annual Meeting of Stockholders of the Company was held on February 23, 2000 (the "Annual Meeting"). The vote of holders of record of 33,339,857 shares of the Company's Stock outstanding at the close of business on December 29, 1999 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

               (b) The following persons were elected Directors of the Company at the Annual Meeting:

                                                            Votes Withholding
                                           Votes For            Authority
                                           ---------        -----------------
               Michael J. Attardo          28,852,013            624,987
               Papken S. Der Torossian     28,728,851            748,149
               William A. Hightower        28,754,649            722,351
               William L. Martin           28,850,632            626,368
               Nam P. Suh                  28,849,260            627,740
               Lawrence Tomlinson          28,854,970            622,030

               (c) The stockholder proposal regarding retention of an investment banker was defeated by votes of 6,264,288 For, 14,525,382 Against, 2,007,411 Abstaining and 6,679,919
                    Broker Non-Voting.


ITEM 5.        OTHER INFORMATION.

               None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits.

               27.0 Financial Data Schedule for the fiscal quarter ended March 31, 2000.

               (b) Reports on Form 8-K.


               None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SILICON VALLEY GROUP, INC.

                               .........................................
                                            (Registrant)


Date:   May 12, 2000                   By: /s/ Papken S. Der Torossian
                                          ------------------------------
                                           Papken S. Der Torossian
                                             Chief Executive Officer and
                                             Chairman of the Board


Date:   May 12, 2000                   By: /s/ Russell G. Weinstock
                                           -----------------------------
                                            Russell G. Weinstock
                                              Vice President Finance and
                                              Chief Financial Officer

                                 Exhibit Index


27.0      Financial Data Schedule