Form 10-Q
period 2000-06-30
SILICON VALLEY GROUP INC
filed 2000-08-14
CIK 712752

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

                  For the quarterly period ended June 30, 2000.

                                       or


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of July 28, 2000 was 33,975,670.


--------------------------------------------------------------------------------

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                                        PAGE NO.
                                                                                        --------

           Consolidated Condensed Balance Sheets as of June 30,
           2000 and September 30, 1999                                                       3

           Consolidated Condensed Statements of Operations for the
           Quarters and Nine Months Ended June 30, 2000 and 1999                             4

           Consolidated Condensed Statements of Cash Flows for
           the Nine Months Ended June 30, 2000 and 1999                                      5

           Notes to Consolidated Condensed Financial Statements                              6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              10


PART II.  OTHER INFORMATION                                                                 28


SIGNATURES                                                                                  30

                          PART I. FINANCIAL INFORMATION
                           SILICON VALLEY GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               June 30,        September 30,
                                                                2000              1999
                                                              ---------         ---------
                                                             (Unaudited)
ASSETS

Current Assets:
     Cash and equivalents                                     $ 129,272         $  98,278
     Short-term investments                                      26,941            43,968
     Accounts receivable (net of allowance for doubtful
           accounts of $6,064 and $5,038 respectively)          187,742           153,981
     Refundable income taxes                                         --             2,500
     Inventories                                                249,306           200,769
     Prepaid expenses and other assets                           10,018             9,826
     Deferred income taxes                                       29,336            35,489
                                                              ---------         ---------
          Total current assets                                  632,615           544,811
Property and equipment, net                                     193,964           198,403
Deposits and other assets                                         9,559             8,299
Intangible assets, net                                            2,084             3,260
                                                              ---------         ---------
Total                                                         $ 838,222         $ 754,773
                                                              =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  56,119         $  34,202
     Accrued liabilities                                        140,794           123,266
     Current portion of long-term debt                            1,549             1,620
     Income taxes payable                                         3,642             3,568
                                                              ---------         ---------
          Total current liabilities                             202,104           162,656
                                                              ---------         ---------
Long-term debt                                                   25,784            26,790
                                                              ---------         ---------
Deferred and other liabilities                                   10,338             7,790
                                                              ---------         ---------
Stockholders' Equity:
     Convertible preferred stock - shares
          outstanding: 15,000                                    14,976            14,976
     Common stock - shares outstanding:
          June 30, 2000: 33,920,882
          September 30, 1999: 33,333,884                        420,875           410,068
     Retained earnings                                          165,888           134,928
     Accumulated other comprehensive loss                        (1,743)           (2,435)
                                                              ---------         ---------
     Total stockholders' equity                                 599,996           557,537
                                                              ---------         ---------
Total                                                         $ 838,222         $ 754,773
                                                              =========         =========

            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Quarters Ended                    Nine Months Ended
                                                        June 30,                           June 30,
                                                2000              1999               2000              1999
                                              ---------         ---------         ---------         ---------
Net sales                                     $ 218,008         $ 136,894         $ 602,405         $ 283,877

Cost of sales                                   119,686            89,034           340,069           197,817
                                              ---------         ---------         ---------         ---------

Gross profit                                     98,322            47,860           262,336            86,060

Operating expenses:

     Research, development and related
            engineering                          37,772            24,016           101,171            61,668
     Marketing, general and
            administrative                       41,852            28,719           118,351            68,286
                                              ---------         ---------         ---------         ---------

Operating income (loss)                          18,698            (4,875)           42,814           (43,894)

Interest and other income                         2,371             2,126             7,280             4,916

Interest expense                                   (590)             (288)           (1,719)             (862)
                                              ---------         ---------         ---------         ---------

Income (loss) before income taxes                20,479            (3,037)           48,375           (39,840)

Provision (benefit) for income taxes              7,372              (972)           17,415           (12,749)
                                              ---------         ---------         ---------         ---------
Net income (loss)                             $  13,107         $  (2,065)        $  30,960         $ (27,091)
                                              =========         =========         =========         =========

Net income (loss) per share - basic           $    0.39         $   (0.06)        $    0.92         $   (0.82)
                                              =========         =========         =========         =========
Shares used in per share
     computations - basic                        33,798            33,031            33,532            32,874
                                              =========         =========         =========         =========

Net income (loss) per share - diluted         $    0.36         $   (0.06)        $    0.87         $   (0.82)
                                              =========         =========         =========         =========
Shares used in per share
     computations - diluted                      36,288            33,031            35,618            32,874
                                              =========         =========         =========         =========


            See Notes to Consolidated Condensed Financial Statements

                           SILICON VALLEY GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                        2000             1999
                                                                     ---------         ---------
Cash Flows from Operating Activities:
     Net income (loss)                                               $  30,960         $ (27,091)
     Reconciliation to net cash provided
          by operating activities:
               Depreciation and amortization                            38,579            35,044
               Amortization of intangibles                               1,176               408
               Deferred income taxes                                     6,153           (14,108)
               Changes in assets and liabilities:
                    Accounts receivable                                (33,761)           23,756
                    Refundable income taxes                              2,500             8,534
                    Inventories                                        (48,537)            9,727
                    Prepaid expenses and other assets                     (192)             (660)
                    Deposits and other assets                           (1,260)           (1,271)
                    Accounts payable                                    21,917            (4,301)
                    Accrued and deferred liabilities                    20,777           (20,077)
                    Income taxes payable                                    74              (805)
                                                                     ---------         ---------
     Net cash provided by operating activities                          38,386             9,156
                                                                     ---------         ---------

Cash Flows from Investing Activities:
     Purchases of short-term investments, available for sale           (17,023)          (44,757)
     Maturities of short-term investments, available for sale           34,648            35,374
     Purchases of property and equipment                               (34,143)          (25,021)
                                                                     ---------         ---------
     Net cash used for investing activities                            (16,518)          (34,404)
                                                                     ---------         ---------

Cash Flows from Financing Activities:
     Sale of convertible preferred stock                                    --            14,976
     Sale of common stock                                               10,807             2,988
     Repayment of debt                                                  (1,004)             (512)
                                                                     ---------         ---------
     Net cash provided by financing activities                           9,803            17,452
                                                                     ---------         ---------

Effect of Exchange Rate Changes on Cash                                   (677)             (230)
                                                                     ---------         ---------

Increase (decrease) in cash and equivalents                             30,994            (8,026)

Cash and equivalents:
     Beginning of period                                                98,278           121,575
                                                                     ---------         ---------
     End of period                                                   $ 129,272         $ 113,549
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


2.      INVENTORIES

        Inventories are comprised of:

                              June 30,      September 30,
                               2000            1999
                             --------        --------
                                  (In thousands)
      Raw materials          $106,707        $ 83,080
      Work-in-process         134,928         115,172
      Finished goods            7,671           2,517
                             --------        --------
                             $249,306        $200,769
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

Weighted average options to purchase approximately 1,232,000 shares of common stock at a weighted average exercise price of $25.41 per share were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share because their exercise price exceeded the market price of these shares and therefore, the effect would be antidilutive. The quarter and nine months ended June 30, 1999 were loss periods; therefore the effect of common stock equivalents would be antidilutive and were not included in the calculation of diluted loss per share.

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts.)

                                                Quarters ended                  Nine months ended
                                                   June 30,                         June 30,
                                             2000            1999             2000            1999
                                           --------        --------         --------        --------
Net income (loss)                          $ 13,107        $ (2,065)        $ 30,960        $(27,091)
                                           --------        --------         --------        --------
Weighted average shares outstanding          33,798          33,031           33,532          32,874
Employee stock options and
    convertible preferred stock               2,490              --            2,086              --
                                           --------        --------         --------        --------
Diluted average shares outstanding           36,288          33,031           35,618          32,874
                                           ========        ========         ========        ========
Basic net income (loss) per share          $   0.39        $  (0.06)        $   0.92        $  (0.82)
                                           ========        ========         ========        ========
Diluted net income (loss) per share        $   0.36        $  (0.06)        $   0.87        $  (0.82)
                                           ========        ========         ========        ========

4.      REVENUE RECOGNITION

The Company generally recognizes revenue from the sale of equipment upon shipment and transfer of title. During the quarter ended June 30, 2000, the Company recognized approximately $23,000,000 of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates (none during the quarter ended June 30, 1999). At June 30, 2000, the Company was storing approximately $35,000,000 of such equipment for this customer. The customer has scheduled shipment of approximately $23,000,000 of the equipment in the fourth quarter of fiscal 2000 and the remaining equipment through the first quarter of fiscal 2001.

5.      COMPREHENSIVE INCOME (LOSS)

For the quarters and nine months ended June 30, 2000 and 1999, the components of total comprehensive income (loss) are as follows:

                                                       Quarters ended                  Nine months ended
                                                           June 30,                         June 30,
                                                    2000             1999             2000            1999
                                                  --------         --------         --------        --------
                                                        (In thousands)                   (In thousands)
Net income (loss)                                 $ 13,107         $ (2,065)        $ 30,960        $(27,091)
Net unrealized gain on investments                      37               39              598             150
Net unrealized gain on derivatives and
  foreign currency translation adjustments            (150)             247               94             562
                                                  --------         --------         --------        --------
Other comprehensive income                            (113)             286              692             712
                                                  --------         --------         --------        --------

Total comprehensive income (loss)                 $ 12,994         $ (1,779)        $ 31,652        $(26,379)
                                                  ========         ========         ========        ========

6.      ACQUISITION OF THE SEMICONDUCTOR EQUIPMENT GROUP OF WATKINS-JOHNSON

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The total purchase price of $4,100,000 included approximately $1,400,000 in costs directly attributable to the acquisition and was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the net SEG assets over the total purchase price was used to proportionately reduce the value of noncurrent assets acquired.

Also, in connection with the acquisition, $3,450,000 was placed in escrow by Watkins-Johnson to cover potential claims by the Company. The Company had up to twelve months from the closing date to file claims for indemnification against this escrow fund. The Company did not file any claims for indemnification against the escrow fund. In July 2000, the remaining funds, interest and earnings reverted to Watkins-Johnson.

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

There were no gains or losses due to hedge ineffectiveness for the quarter ended June 30, 2000 nor were there any derivative instruments during the quarter ended June 30, 1999.

8.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The SEC has subsequently issued SAB 101A in March 2000 and SAB 101B in June 2000 delaying the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle no later than the Company's fourth quarter beginning July 1, 2001. The Company has not determined what the full effect of adopting SAB 101 will have on the Company's financial statements.

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

OVERVIEW

The Company designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company's products are used in photolithography for exposure and photoresist processing, and in deposition for oxidation/diffusion and low pressure chemical vapor deposition ("LPCVD"), and with the acquisition of the Semiconductor Equipment Group of Watkins-Johnson in 1999, thermal processing products which address atmospheric pressure chemical vapor deposition ("APCVD"). The Company manufactures and markets photolithography exposure SVGL products, photoresist processing Track products and oxidation/diffusion and chemical vapor deposition and LPCVD, APCVD Thermal products.

On July 6, 1999, the Company acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company ("SEG"). The acquisition was accounted under the purchase method of accounting for financial reporting purposes. The results of the Company include the operating results of SEG from the date of acquisition.

The semiconductor industry into which the Company sells its products is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the semiconductor industry's demand for semiconductor processing equipment. During 1997, as a result of various factors, semiconductor manufacturers reduced planned expenditures and cancelled or delayed the construction of new fabrication facilities. This slowdown in demand began to impact the Company during the first quarter of fiscal 1998 and continued to impact the Company throughout fiscal 1999. During the second half of fiscal 1999 and through the first nine months of fiscal 2000, the Company has seen continued strength in the semiconductor industry and, in particular, its placement of orders for both expansion and new technology products. The Company expects this strength to continue through the remainder of fiscal 2000.* The Company expects its customer orders and net sales for fiscal year 2000 to significantly exceed the prior fiscal year's amounts.* However, there can be no assurance that the semiconductor industry will sustain the growth realized in fiscal year 2000, that customer orders and net sales will continue to grow, or that the Company will not again experience customer delivery deferrals, additional order cancellations or a prolonged period of customer orders at reduced levels, any or a combination of which would have a material adverse effect on the Company's business and results of operations.


Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1999, the Company's largest customer accounted for 56% of net sales. During the first nine months of fiscal 2000, this trend continued as the Company's largest customer accounted for 49% of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.*



RESULTS OF OPERATIONS

Net sales for the third fiscal quarter ended June 30, 2000 were $218,008,000, an increase of 59% over net sales of $136,894,000 for the third quarter of the preceding fiscal year and 7% above net sales of $204,596,000 during the second quarter of fiscal 2000. During the nine-month period ended June 30, 2000, net sales of $602,405,000 increased 112% over net sales of $283,877,000 during the comparable period of fiscal 1999. The increase in net sales during the quarter and year to date periods ended June 30, 2000 compared to the comparable periods of 1999 and to the second quarter of fiscal 2000 was principally the result of increased shipments resulting from increased customer demand for both expansion and new technology products.

International net sales (based on shipment destination) as a percentage of total net sales for the quarters ended June 30, 2000, June 30, 1999 and March 31, 2000 were 44%, 20% and 50%, respectively. The increase in international net sales during fiscal 2000 primarily relates to increased shipments of Thermal products to Asia and increased shipments of Lithography products to Europe.

During the quarters ended June 30, 2000 and March 31, 2000, the Company recognized approximately $23,000,000 and $18,000,000, respectively, of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that the Company store the equipment until predetermined shipment dates (none during the quarter ended June 30, 1999). At June 30, 2000, the Company was storing approximately $35,000,000 of such equipment for this customer. The customer has scheduled the shipment dates for the remaining equipment through the first quarter of fiscal 2001.


During the third quarter of fiscal 2000 the Company recorded new bookings of $382,601,000, an increase of approximately 168% over new bookings of $142,878,000 during the third quarter of fiscal 1999 and an increase of 25% over new bookings of $ 305,693,000 during second quarter of fiscal 2000. The Company includes in backlog only those orders to which a purchase order number has been assigned by the customer, with all terms and conditions agreed upon and for which delivery has been specified within twelve months. The Company's backlog at June 30, 2000 totaled $648,372,000, above backlog of $334,637,000 and

$483,789,000 at June 30, 1999 and March 31, 2000, respectively. At June 30, 2000, backlog included orders for 77 Micrascan photolithography systems. Additionally, the Company had orders for 20 Micrascan systems with scheduled delivery dates outside the Company's twelve-month backlog window.

Gross margin was 45% in the third quarter of fiscal 2000, compared to 35% during the year earlier quarter and 44% in the second quarter of fiscal 2000. During the nine-month period ended June 30, 2000, gross margin was 44% of net sales compared to 30% of net sales during the comparable period of fiscal 1999. The improvement in gross margin during the quarter and year to date periods ended June 30, 2000 compared to the comparable periods of fiscal 1999 was principally the result of increased shipments resulting in improved absorption of overhead costs. The improvement in gross margin during the third fiscal quarter of 2000 when compared to the preceding fiscal quarter is primarily the result of improved efficiencies and utilization of inventories resulting from increased demand, partially offset by the benefit in the previous fiscal quarter resulting from a settlement of a customer order termination.

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

R&D expenses were $37,772,000 (17% of net sales) for the third quarter of fiscal 2000, $24,016,000 (18% of net sales) for the year earlier quarter and $33,260,000 (16% of net sales) for the second quarter of fiscal 2000. For the third and second quarters of fiscal 2000, and the third quarter of fiscal 1999, development funding of $835,000, $1,197,000 and $1,071,000, respectively, was recognized and offset against R&D expense. R&D expense increased over the third quarter of fiscal 1999 primarily due to increased spending on Thermal's single wafer development and product sustaining initiatives, continued development of the very high numerical aperture version of the 193-nanometer product and spending for the 157-nanometer development program. The increase in R&D expense over the second quarter of fiscal 2000 is primarily due to increased spending for the 157-nanometer development program and continued development of the very high numerical aperture version of the 193-nanometer product.

R&D expense for the nine months ended June 30, 2000 was $101,171,000 (17% of net sales) compared to $61,668,000 (22% of net sales) for the nine months ended June 30, 1999. For the nine-month periods ended June 30, 2000 and 1999, funding recognized under joint development agreements and offset against R&D expenditures was $4,402,000 and $2,139,000 respectively. R&D expense increased primarily due to increased spending on Thermal's single wafer development and product sustaining initiatives, spending on the high throughput cross-performance Lithography Micrascan platform and spending under the 157-nanometer development program.

Marketing, general and administrative ("MG&A") expenses were $41,852,000 (19% of net sales) for the third quarter of fiscal 2000, $28,719,000 (21% of net sales) for the year earlier quarter and $40,107,000 (20% of net sales) for the second quarter of fiscal 2000. During the nine-month period ended June 30, 2000, MG&A expenses were $118,351,000 (20% of net sales) compared to $68,286,000 (24% of net sales) for the nine-month period ended June 30, 1999. The increase in MG&A over the third fiscal quarter of 1999 and the second quarter of fiscal 2000 was principally due to increased administrative and volume related costs required to support increased shipment volume offset in part by reduced product support costs. The increase in MG&A for the nine-month period ended June 30, 2000 when compared to the comparable period of the prior fiscal year is due to increased volume related, administrative and selling costs required to support increased shipment volume.

The Company had operating income of $18,698,000 for the third quarter of fiscal 2000, compared to an operating loss of $4,875,000 for the year earlier quarter and operating income of $15,626,000 for the second quarter of fiscal 2000. The increase in operating income over the third quarter of fiscal 1999 and the second quarter of fiscal 2000 was primarily the result of higher net sales at improved gross margin offset in part by increased operating expenses.

Interest and other income for the third quarter ended June 30, 2000 was $2,371,000 compared to $2,126,000 during the comparable quarter of fiscal 1999 and $2,619,000 during the second quarter of fiscal 2000. For the nine-month period ended June 30, 2000 interest and other income was $7,280,000 compared to $4,916,000 for the comparable period of fiscal 1999. The increase in interest and other income during the periods ended June 30, 2000 compared to the comparable periods of 1999 was primarily due to higher cash balances available for investment at higher average interest rates. The decrease in interest and other income between the third quarter ended June 30, 2000 and the previous quarter of fiscal 2000 is primarily the result of lower cash balances available for investment.

Interest expense was $590,000 during the third quarter of fiscal 2000, compared to $288,000 in the third quarter of fiscal 1999 and $416,000 during the second quarter of fiscal 2000. During the nine-month period ended June 30, 2000, interest expense was $1,719,000 compared to $862,000 during the comparable period of fiscal 1999. The increase in interest expense during fiscal 2000 is primarily due to interest expense associated with the Yen-denominated bank loans assumed in connection with the acquisition of SEG and additional commitment fees associated with the Company's revolving line of credit agreement.

The Company recorded a 36% income tax provision for the third quarter of fiscal 2000 and for the nine-month period ended June 30, 2000. During fiscal 1999, the Company recorded a tax benefit of 32%. Changes in the effective tax rate relate primarily to changes in the geographic distribution of the Company's pretax income.


The Company had net income of $13,107,000 ($0.36 per diluted share) for the third quarter of fiscal 2000 compared to a net loss of $2,065,000 ($0.06 loss per diluted share) for the third quarter of fiscal 1999 and net income of $11,611,000 ($0.32 per diluted share) for the second quarter of fiscal 2000. For the nine-month period ended June 30, 2000, the Company had net income of $30,960,000 ($0.87 per diluted share), compared to a net loss of $27,091,000 ($0.82 loss per diluted share) for the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash and cash equivalents and short-term investments totaled $156,213,000, an increase of $13,967,000 from the September 30, 1999 balance of $142,246,000. This increase is primarily attributable to net cash provided by operating activities of $38,386,000 which is comprised of net income of $30,960,000, non-cash depreciation and amortization charges of $39,755,000 and increases in accounts payable of $21,917,000 and accrued and deferred liabilities of $20,777,000. These increases in operating cash were partially offset by increases in inventories and accounts receivable of $48,537,000 and $33,761,000 respectively, required to support the increase in sales volume. During the nine month period ended June 30, 2000 the Company purchased property and equipment of $34,143,000 and received proceeds from stock issued under employee option and stock purchase programs of $10,807,000.

In connection with the acquisition of SEG, the Company assumed three Yen-denominated bank loans totaling approximately $22,700,000 bearing interest at rates of between 2.2% and 3.1%.

On June 30, 1998, the Company entered into an unsecured $150,000,000 bank revolving line of credit agreement that expires June 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. The agreement, as amended includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. The Company is in compliance with the amended covenants. At June 30, 2000, there were no borrowings outstanding under the facility.

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

Fluctuations in Quarterly Results. The Company has, at times during its existence, experienced quarterly fluctuations in its operating results. Due to the relatively small number of systems sold during each fiscal quarter and the relatively high revenue per system, customer order rescheduling or cancellations, or production or shipping delays can significantly affect quarterly revenues and profitability. The Company has experienced, and may again experience, quarters during which a substantial portion of the Company's net sales are realized near the end of the quarter.* Accordingly, shipments scheduled near the end of a quarter, which are delayed for any reason, can cause quarterly net sales to fall short of anticipated levels. Since most of the Company's expenses are fixed in the short term, such shortfalls in net sales could have an adverse effect on the Company's business and results of operations.* The Company's operating results may also vary from quarter to quarter based upon numerous factors including the timing of new product introductions, product mix, level of sales, the relative proportion of domestic and international sales, activities of competitors, acquisitions, international events, economic conditions affecting customer demand, currency exchange fluctuations, and difficulties obtaining materials or components on a timely basis.* In light of these factors, the Company may again experience variability in its quarterly operating results.*

Rapid Technological Change;Dependence on New Product Development. Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities that enable semiconductor manufacturers to fabricate more advanced semiconductors with increased efficiency.* The Company is developing new technology products in it's Track, Thermal and Lithography operations. These new products are expected to be capable of processing or will be able to be upgraded in the field for processing 300mm wafers.* Failure to successfully introduce these or any other new products in a timely manner would result in the loss of competitive position and could reduce sales of existing products.* In addition, new product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and increase the potential for a decline in orders of existing products, particularly if new products are delayed.*

From time-to-time, the Company has experienced delays in the introduction of its products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future.* For example, during fiscal 1996, the Company announced the subsequently terminated 200-APS Track product. Initial shipments of the 200-APS were scheduled to commence during the second quarter of fiscal 1997, and were delayed until the second quarter of fiscal 1998. This delay, as well as industry developments, caused the Company to implement a plan, which was announced on September 30, 1998, to terminate future development and shipments of its 200-APS products, and to concentrate its efforts on completing the development of the Company's next generation product, the ProCell. There can be no assurance that the Company will not experience delays in completing the development of, or experience manufacturing problems related to, the ProCell product. Among other difficulties the Company may experience instability of the design of either the hardware or software elements of the new ProCell technology, or be unable to efficiently manufacture the new product or other products.* During June of 1999 the Company introduced the ProCell product which was initially shipped during the third quarter of fiscal 2000. The Company believes that if there are protracted delays in delivering initial quantities of the Procell product, or any new product to multiple customers, this could result in semiconductor manufacturers electing to install competitive equipment and could preclude industry acceptance of the ProCell product or any of the Company's products.* The inability to produce the ProCell or any product or any failure to achieve market acceptance could have a material effect on the Company's business, results of operations and could result in a subsequent loss of future sales.*

In June of 1999, five participants in the 193-nanometer Development Program decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the development program and declined delivery of initial tools. These participants withdrew in part due to delays in product introduction and changes in participant's technical requirements. As the Lithography demands continue, the Company is responding by accelerating the development of a very high numerical aperture ("VHNA") version of its 193-nanometer product. In order to address a broader market with this tool, the Company is also redesigning its stage technology to optimize cost of ownership. Although the Company believes that the timing of the introduction of the product will be sufficient to meet volume production requirements of 130-nanometer nodes, there can be no assurance that the product will be introduced on time or that customers will wait for the product, in order to commit for their production needs.* The absence of a successful implementation of the product or obtaining sufficient orders for this product could have a material adverse impact on the future profitability of the Company.*

Currently, the Company is primarily benefiting from the increased demand for its legacy products to satisfy customer requirements to expand production. In order to continue growth and meet expected technology requirements of the semiconductor industry, the Company must timely introduce its new Track, Thermal and Lithography products, efficiently manufacture these products and obtain sufficient orders for these products. The inability to effectively transition to new products, including 300mm versions, could have a material adverse effect on the Company's financial condition and results of operations.*

Semiconductor manufacturers tend to select either a single supplier or a primary supplier for a certain type of equipment. The Company believes that prolonged delays in delivering initial quantities of newly developed products to multiple customers, whether due to the protracted release of product from engineering into manufacturing or due to manufacturing difficulties, could result in semiconductor manufacturers electing to install competitive equipment in their fabrication facilities and could preclude industry acceptance of the Company's products.* For example, the Company's largest Track customer has decided to secure deliveries from another source, a decision the Company believes is primarily due to the delay and subsequent termination of the 200-APS. Initial shipments into the market of the new Track product, the ProCell, were not expected until fiscal 2000.* As a result, competitors will increase their market share, and it will be increasingly more difficult for the Company to regain market position.* The Company's inability to effect the timely production of new products or any failure of these products to achieve market acceptance could have a material adverse effect on the Company's business and results of operations.*

Historically, the unit cost of the Company's products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.* As a result, new products have, at times, had an unfavorable impact on the Company's gross margins and results of operations. There can be no assurance that the initial shipments of new products will not have an adverse effect on the Company's profitability or that the Company will be able to attain design improvements, manufacturing efficiencies or manufacturing process improvements over time.* Further, the potential unfavorable effect of newly introduced products on profitability can be exacerbated when there is intense price competition in the marketplace.*

Competition. The semiconductor equipment industry is intensely competitive. The Company faces substantial competition both in the United States and other countries in all of its products. The Company's competitors include Tokyo Electron, Ltd. ("TEL") and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; TEL and Kokusai Electric Co., Ltd. in oxidation/diffusion, LPCVD equipment; in its APCVD products competitors include Applied Materials and Quester; and Nikon, Canon, ASM Lithography and other suppliers of photolithography exposure equipment, and projection aligners. The trend toward consolidation in the semiconductor processing equipment industry has made it increasingly important to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. Significant competitive factors include technology and cost of ownership, a formula which includes such data as initial price, system throughput and reliability and time to maintain or repair. Other competitive factors include familiarity with particular manufacturers' products, established relationships between suppliers and customers, product availability and technological differentiation. Occasionally, the Company has encountered intense price competition with respect to particular orders and has had difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. The Company believes that outside Japan and the Pacific Rim it competes favorably with respect to most of these factors.* (See "Importance of Japanese and Pacific Rim Markets" for a discussion of risks related to the Company's ability to compete in Japanese and Pacific Rim markets.)

Many of the Company's competitors are Japanese corporations. Although the economic conditions in Asia have improved, the Company believes that it will continue to face severe price competition globally from these competitors.* To compete effectively in these markets, the Company may be forced to reduce prices, which could cause further reduction in net sales and gross margins and, consequently, have a material adverse effect on the Company's financial condition and results of operations.*

Customer Concentration. Historically, the Company has relied on a limited number of customers for a substantial percentage of its net sales. In fiscal 1999, the Company's largest customer accounted for 56% of net sales and no other single customer accounted for 10% or more of net sales. The Company believes that, for the foreseeable future, it will continue to rely on a limited number of major customers for a substantial percentage of its net sales.* As a result of delays in delivering initial quantities of the subsequently terminated 200-APS Track product, the Company's largest Track customers has decided to purchase systems with similar capabilities from another supplier. We expect that the decision by such customer to purchase systems from other suppliers and the cancellation of the 200-APS Track product will continue to have an adverse effect on Track product sales in future periods.* (See "Risks Inherent in the Company's Business
- Rapid Technological Change; Dependence on New Product Development" for a discussion of risks related to the Company's decision to cancel the 200-APS Track product). The loss of any other significant customer or additional reductions in orders by a significant customer, including reductions in orders due to market, economic or competitive conditions in the semiconductor industry, or delays in the introduction of newly developed products and product enhancements will further exacerbate the adverse effect customer order rescheduling and cancellations discussed above will have on the Company's business and results of operations.*


Importance of the Japanese and Pacific Rim Markets. The Company's customers are heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers) represent a substantial portion of the overall market for semiconductor manufacturing equipment. The Company believes that the Japanese companies with which it competes have a competitive advantage because their dominance of the Japanese and Pacific Rim semiconductor equipment market provides them with the sales and technology base to compete more effectively throughout the rest of the world. The Company is not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers. As a result, the Company may be at a competitive disadvantage to the Japanese equipment suppliers that are engaged in such collaborative efforts with Japanese and Pacific Rim semiconductor manufacturers. The Company believes that it must substantially increase its share of these markets if it is to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of the Company's U.S. and European customers. Failure to secure customers in these markets may limit the global market share available to the Company and may increase the Company's vulnerability to industry or geographic downturns.*

In the past, several of the Company's larger customers have entered into joint ventures ("JV") with European, Japanese or Pacific Rim semiconductor manufacturers. In such cases, the Company has encountered intense price competition from foreign competitors who are suppliers to the non-U.S. member of the JV. Further, in certain instances the Company has not secured the equipment order when the non-U.S. member has had the responsibility for selecting the equipment to be used by the JV in its U.S. operations. There can be no assurance that as the Company's customers form additional alliances, whether in the U.S. or in other parts of the world, that the Company will be successful in obtaining equipment orders or that it will be able to obtain orders with sufficient gross margin to generate profitable transactions, either of which could have an adverse effect on the Company's results of operations.*

Throughout the Pacific Rim, the Company is attempting to compete with major equipment suppliers having significant market share and established service and support infrastructures in place. The Company has invested in the staffing and facilities that it believes are necessary to sell, service and support customers in the Pacific Rim and with the acquisition of SEG, the Company acquired from the Watkins-Johnson Company a 36,000 square foot customer demonstration facility in Kawasaki City, Japan. However, the Company anticipates that it will continue to encounter significant price competition as well as competition based on technological ability.* There can be no assurance that the Company's Pacific Rim operations will be profitable, even if it is successful in obtaining significant sales into this region.* Failure to secure customers in these markets would have an adverse effect on the Company's business and results of operations.*

Due to the high cost of building, equipping and maintaining fabrication facilities, many customers are outsourcing their manufacturing to foundries, many of which are located in Taiwan. Although the Company is focused on increasing its penetration into Taiwan, it has had limited success in securing volume orders from companies in this area, which have long standing relationships with the Company's competitors. If the Company is not successful in penetrating this market, it could have an adverse effect on the Company's net sales and results of operations.*

Risks Associated with Acquisition of Watkins-Johnson Company's Semiconductor Equipment Group. On July 6, 1999, the Company completed the acquisition of the Semiconductor Equipment Group ("SEG") of Watkins-Johnson. The acquisition of the assets of SEG is accompanied by a variety of risks, which could prevent the Company from realizing any significant benefits from the transaction. The Company may experience difficulty with integrating the operations and personnel of the business acquired from Watkins-Johnson, need additional financial resources to fund the operations of the acquired business, be unable to maximize the Company's financial and strategic position by the incorporation or development of the acquired technology and products or lose key employees of the acquired business. In particular, the Company believes it must successfully transition the acquired technology of SEG to incorporate process improvements such as single wafer processing and scalability from 200mm to 300mm wafer processing capability.* There can be no assurance that the Company will not experience difficulties or delays in transitioning this technology which could have a material adverse effect on the Company.*

The acquisition of SEG also included the assumption of certain liabilities of SEG, which may prove more costly than the Company anticipates. For example, certain environmental remediation steps have been put in place at the site, there can be no assurance that additional environmental hazards or liabilities will not surface which may have an adverse impact on the Company's business.* In order to successfully integrate SEG, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products, technology and information systems from engineering, sales, product development and marketing perspectives, and consolidate functions and facilities, which may result in future charges to streamline the combined operations. Difficulties encountered in the integration of SEG may have a material adverse effect on the Company.*

Business Interruption. The Company manufactures its Track products in San Jose, California and substantially all of its Thermal products in Orange and Scotts Valley, California. Tinsley's optical components are manufactured in Richmond California. These California facilities are located in seismically active regions. SVGL's photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If the Company were to lose the use of SVGL - one of its facilities as a result of an earthquake, flood or other natural disaster, the resultant interruptions in operations would have a material adverse effect on the Company's results of operations and financial condition.*

Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between each of their existing sovereign currencies and the Single European Currency. The participating countries adopted the Euro as their common legal currency on that date, with a transition period through January 2002 regarding certain elements of the Euro change. In January 1999, the Company implemented changes to its internal systems to make them Euro capable. The cost of system modifications to date has not been material, nor are future system modifications expected to be material.* The Company does not expect the transition to, or use of, the Euro to have a material adverse effect on the Company's results of operations and financial condition.*

Environmental Matters. The Company is subject to a number of governmental regulations related to the discharge or disposal of toxic and hazardous chemicals used in the manufacture of certain of the Company's products. The Company believes that it is in general compliance with these regulations and that it has obtained or expects to obtain shortly all necessary environmental permits to conduct its business.* The failure to comply with present or future regulations could result in fines or penalties being assessed against the Company, interruption of production or reduction in the Company's customers accepting its products.*

The Scotts Valley, California facility is subject to an environmental remediation plan being monitored by various governmental agencies. Watkins-Johnson Company purchased a guaranteed fixed price remediation contract from a third party environmental consultant to remediate the groundwater contamination at the facility. The remediation agreement (which includes insurance policies covering performance of the environmental consultant and coverage for undiscovered contamination) obligates the third party to perform all of the obligations and responsibilities of Watkins-Johnson Company. There can be no assurance that the third party consultant will have the financial resources or technical expertise to execute under the remediation agreement.* It is conceivable that environmental regulatory agencies could ultimately look to the Company to remediate the groundwater contamination at the site.*

In August 1996, the Company purchased from Perkin-Elmer, approximately 50 acres of land and a 201,000 square foot building thereon (the "Property") located in Ridgefield, Connecticut. At the time the Company purchased the Property, it was aware that certain groundwater and soil contamination was present and that the Property was subject to a clean-up order being performed by Perkin-Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements between the Company and Perkin-Elmer provide that Perkin-Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. While the Company believes that it has been adequately indemnified, if for some reason Perkin-Elmer was unable to comply or did not comply with the clean-up order, the Company could be required to do so.*

The Company does not anticipate any material capital expenditures for environmental control facilities in 2000.*

Uncertain Market for Micrascan Products. The Company believes that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* To address the market for advanced photolithography exposure systems, the Company has invested and expects to continue to invest substantial resources in SVGL's Micrascan technology and its family of Micrascan step-and-scan photolithography systems, eventually capable of producing line widths of .10 micron and below. The development of a market for the Company's Micrascan step-and-scan photolithography products will be highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of other lithography manufacturers to keep pace with this trend through either enhanced technologies or improved processes.* The Company believes 248-nanometer lithography is required to fabricate devices with line widths below 0.3 micron.* Semiconductor manufacturers can purchase 248-nanometer steppers to produce product at .25 micron line widths. However, the Company believes that as devices increase in complexity and size and require finer line widths, the technical advantages of step-and-scan systems, as compared to steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* The Company also believes that the industry transition to step-and-scan systems has accelerated and that advanced semiconductor manufacturers are requiring volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive step-and-scan equipment capable of producing
 .25 micron line widths and below is available from competitors.* Technology advancements are requiring photolithography exposure equipment to produce line-widths to satisfy 130-nanometer and 100-nanometer nodes. This will necessitate the use of new laser and photoresist technology. The Company has under development a 193-nanometer product to address these requirements which will be available in the early part of its next calendar year.* Current plans are to have machines available as bridge tools, capable of being upgraded on the customers factory floor from a 200mm to a 300mm machine.* If manufacturers of 248-nanometer steppers are able to further enhance existing technology to achieve finer line widths sufficiently to erode the competitive and technological advantages of 193-nanometer step-and-scan systems, or other manufacturers of 193-nanometer step-and-scan systems are successful in supplying sufficient quantities of product in a timely manner that are technically equal to or better than the Micrascan, demand for the Micrascan technology may not develop as the Company expects.*

The Company believes that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Consequently, SVGL must continue to develop advanced technology equipment capable of meeting its customers' current and future requirements while offering those customers a progressively lower cost of ownership.* In particular, the Company believes that it must continue its development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers.* Any failure by the Company to develop the advanced technology required by its customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base could have a material adverse impact on the Company's financial condition and results of operations.*

The Company believes that for SVGL to succeed in the long term, it must sell its Micrascan products on a global basis. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers as well as foundries located primarily in Taiwan) represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful in penetrating either of these markets. (See "Importance of the Japanese and Pacific Rim Markets").

SVGL - Need to Increase Manufacturing Capacity and System Output. The Company believes that its ability to supply systems in volume to multiple customers will be a major factor in customer decisions to commit to the Micrascan technology.* Based upon the expected transition from steppers to step-and-scan equipment for photolithography equipment, and potential future demand for advanced lithography products, the Company has been in the process of increasing SVGL's production capacity. In August 1996, as part of this expansion, the Company purchased from The Perkin-Elmer Corporation a 243,000 square foot facility (subsequently increased by the Company to 276,000 square feet) occupied by SVGL in Wilton, Connecticut and an additional 201,000 square foot building, which SVGL now occupies, in Ridgefield, Connecticut. The Company has invested in significant capital improvements related to the buildings purchased and the equipment required to expand the production capabilities of SVGL. While the Company has essentially completed its facility expansion activities, it has not invested in all of the metrology and other equipment required to maximize manufacturing capacity. However, the Company plans to continue increasing capacity to produce optical components, thus enabling it to quickly respond to customer requirements.* The timely equipping of facilities to successfully complete the increase in capacity will require the continued recruitment, training and retention of a high quality workforce, as well as the achievement of satisfactory manufacturing results on a scale greater than SVGL has attempted in the past.* There can be no assurance that demand will continue or, that if it does, that the Company can manage these efforts successfully. Any failure to successfully manage such efforts could result in product delivery delays and a subsequent loss of future revenues. In particular, the Company believes that protracted delays in delivering quantities of current and future Micrascan products could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, which could impede acceptance of the Micrascan products on an industry-wide basis.* This could result in the Company's operating results being adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if net sales, for any reason, do not increase commensurately.*

The time required to build a Micrascan system is significant. If SVGL is to be successful in supplying increased quantities of Micrascan systems, it will not only need to be able to build more systems, it will need to build them faster.* SVGL will require additional trained personnel, additional raw materials and components and improved manufacturing and testing techniques to both facilitate volume increases and shorten manufacturing cycle time.* To that end, SVGL is continuing to develop its vendor supply infrastructure, and implement manufacturing improvements.* Additionally, the Company believes that as it increases its penetration of the Micrascan product, it must resume increasing its factory, field service and technical support organization staffing and infrastructure to support the anticipated customer requirements.* There can be no assurance that the Company will not experience manufacturing difficulties or encounter problems in its attempt to increase production and upgrade or expand existing operations.*

One of the most critical components of the Micrascan systems is the projection optics, which are primarily manufactured by SVGL. As part of its overall investment in capacity, the Company has increased SVGL's optical manufacturing floor space. The Company believes that in order for SVGL to be a viable supplier of advanced lithography systems in the future, it must successfully reduce the cycle times required to build projection optics.*

In November 1997, the Company acquired Tinsley Laboratories, Inc. ("TLI") in exchange for approximately 1,091,000 shares of Company common stock. TLI designs, provides research and manufactures precision optical components, assemblies and systems, primarily for SVGL. The primary reasons for the acquisition were TLI's technology and expertise relating to aspherical lenses, a key component of SVGL's photolithography products, the adaptation of certain of TLI's manufacturing processes by SVGL and TLI's commencement of the fabrication of non-aspherical lenses which are currently produced by SVGL. However, there can be no assurance that TLI's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of SVGL to transfer this production technology for use in processes of a substantially larger scale or the inability of TLI to manufacture non-aspherical lenses for SVGL in sufficient quantities to realize efficiencies of scale could adversely affect the Company's ability to realize any significant benefits from the acquisition of TLI.*

The Company believes that protracted delays in delivering quantities of both current and future generations of Micrascan products to multiple worldwide customers could result in semiconductor manufacturers electing to install competitive equipment in their advanced fabrication facilities, and could preclude industry acceptance of the Micrascan technology and products.* In addition, the Company's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity and field service and technical support activities if net sales do not increase commensurately.*

SVGL - Sole Source Materials and Components. Most raw materials and components not produced by the Company are available from more than one supplier. However, certain raw materials, components and subassemblies are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce its dependence on these sole and limited source suppliers, and the Company has not experienced significant production delays due to unavailability or delay in procurement of component parts or raw materials to date, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's business and results of operations.* Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.*

The raw material for a proprietary component of the optical system for the Micrascan is available from only one supplier. The supplier has expanded its capacity to meet SVGL's projected long-term requirements and has created and stored agreed upon quantities of safety stock. There can be no assurance that the supplier will be able to provide acceptable quantities of material required by SVGL.* Additionally, a version of the Company's Micrascan III photolithography system utilizes an Excimer laser that is manufactured in volume by only one supplier. In fiscal 1999 SVGL qualified an additional source of lasers for its current and future versions of Micrascan products, allowing the potential for the integration of such lasers into its system configurations.* However, there can be no assurance that its customers will be receptive to procuring products with lasers from this supplier, or the supplier will be able to provide product of sufficient quantity and quality.* If these suppliers were unable to meet their commitments, SVGL would be unable to manufacture the quantity of products required to meet the anticipated future demand, which would have a material adverse effect on the Company's business and results of operations.*

It is anticipated that a critical component of the optical system for the 157-nanometer lithography product, which is currently under development, will utilize calcium fluoride.* Calcium fluoride is a raw material that has been known to be in short supply and is integral to the production of optics capable of producing quality line widths of .10 micron and below. The Company has or will shortly qualify three suppliers who could be sources of this raw material for the Company and is attempting to put in place certain supply agreements for the production of calcium fluoride.* There can be no assurance that these suppliers will be able to supply the quality or quantity of the product necessary for the Company to meet expected future demand, or that the Company will be able to identify and procure adequate supplies of calcium fluoride. Failure to secure adequate supplies of calcium fluoride could have a material adverse effect on the Company's business and results of operations.*

SVGL - Research and Development Funding. Historically, the Company has depended on external funding to assist in the high cost of development in its photolithography operation. Beginning in fiscal 1996, the Company entered into agreements with certain customers (the "Participants") whereby each agreed to assist in funding the Company's development of an advanced technology 193-nanometer Micrascan system. In June 1999, certain Participants decided that their product needs have changed for initial 193-nanometer machines and have withdrawn from the program and chosen to use or are evaluating other solutions. At September 30, 1999, the Company's obligations under these agreements are complete.* At June 30, 2000, the Company had received and recognized $21,000,000 in funding from program Participants against research and development expenditures and no additional funding is expected or required from the Participants.*

In May 1999, the Company entered into an agreement with Intel Corporation ("Intel") for the development of 157-nanometer lithography technology. This agreement obligates the Company among other things to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. At June 30, 2000, $1,500,000 of development funding from Intel has been recognized and offset against R&D expense. Separately in 1999 Intel invested approximately $15,000,000 in the Company in the form of a purchase of Series 1 Convertible Preferred Stock. The Company is obligated to dedicate a certain amount of its 157-nanometer unit production output to Intel. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under the agreement for the development of technology for use on 157-nanometer lithography equipment. There can be no assurance that the Company will be successful in developing 157-nanometer technology or will be able to manufacture significant quantities of machines to satisfy its obligations to Intel or other customers.* There is no assurance that the Company will receive all funding which it currently anticipates or that it will be able to obtain future outside funding beyond that which it is currently receiving, and any failure to do so could have a material adverse impact on the Company's results of operations.* If the Company were required to use its own funds, its research and development expenses would increase and its operating income would be reduced correspondingly.

SVGL - Market Penetration. The Company believes that for SVGL to succeed in the long term, it must expand its customer base and sell its Micrascan products in volume on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date, the Company has not been successful penetrating any of these markets. Economic difficulties in certain Asian economies, particularly Korea, may adversely effect the Company's ability to penetrate such markets.*

SVGL - Future Profitability. If SVGL is to attain its objective of being a volume supplier of advanced photolithography products to multiple customers, the Company believes that it must expand its customer base to include additional customers from whom it secures and successfully fulfills orders for production-quantities of Micrascan products.* The Company believes that costs associated with the continued development of the Micrascan technology, the expansion of SVGL's manufacturing capacity, the related increase in manpower and customer support, increased competition and the potential difficulties inherent in developing and manufacturing current and future Micrascan products, in particular the projection optics required for these products, there can be no assurance that SVGL will be able to operate profitably in the future.*

Dependence on Key Personnel. The Company's future success will continue to depend to a large extent on the continued contributions of its executive officers and key management and technical personnel. In particular, SVGL's future growth is very dependent on the Company's ability to attract and retain key skilled employees, particularly those related to the optical segment of its business. The Company is a party to agreements with each of its executive officers to help ensure the officers' continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.*

Legal Proceedings. On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California. Discovery is ongoing and trial has been set to begin on February 26, 2001.

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

In addition to the above, the Company, from time to time, is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.*

Recently Issued Accounting Pronouncements. In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB101"). SAB 101 summarizes certain interpretations and practices followed by the Division of Corporation finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has subsequently issued SAB 101A in March 2000 and SAB 101B in June 2000 delaying the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle no later than the Company's fourth fiscal quarter beginning July 1, 2001. This change in accounting principle would result in a cumulative adjustment reflecting the deferral of revenue and expenses for shipments previously reported as revenue that do not meet SAB 101 interpretation. The Company has not determined what the full effect of adopting SAB 101 will have on the Company's financial statements.

QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. The Company attempts to minimize its currency fluctuation risk by actively managing the balances of current assets and liabilities denominated in foreign currencies. A 10% change in the foreign currency exchange rates would not have a material impact on the Company's results of operations.*

The Company purchases foreign exchange contracts to hedge certain existing firm commitments (primarily Yen denominated). Gains and losses on these contracts are recognized in income when the related transaction being hedged is recognized. As the effect of movements in currency exchange rates on forward exchange contracts generally offsets the related effects on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that otherwise result from changes in currency exchange rates.

The Company has investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of the Company's debt investments and the Company's ability to hold it's fixed income investments to maturity the impact of a 10% interest rate change would not have a material impact on the value of such investments.*

The Company has fixed rate debt obligations which range between 2.2% to 12% with a weighted average of 3.93% and maturity dates through February 2011. Certain of the Company's manufacturing facilities are leased under operating lease agreements under which the monthly rent payments adjust based on LIBOR. Monthly rent payments are variable at 0.75% to 2.0% over LIBOR. For one of the leases, the Company has entered into an interest rate swap contract to fix the interest rate and therefore, the lease payment. For the other lease, the Company has income and cash flow exposure to the extent that LIBOR changes. The impact of a 10% change in interest rates would not have a material impact on the amount of lease payment.

                           PART II. OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.


ITEM 1.      LEGAL PROCEEDINGS.

             On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving its claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California. Discovery is ongoing and trial has been set to begin on February 26, 2001.

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


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None


ITEM 5.      OTHER INFORMATION.

             None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits.

             10.60 Third Amendment to Credit Agreement, dated August 11, 2000 by and among the Registrant, ABN Amro Banks, N.V. as Agent and Certain Lenders with respect thereto.

             27.0 Financial Data Schedule for the fiscal quarter ended June 30, 2000.

             (b) Reports on Form 8-K.

             None.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SILICON VALLEY GROUP, INC.
                                       -----------------------------------
                                                         (Registrant)




Date: August 14, 2000                  By: /s/    Papken S. Der Torossian
                                          ------------------------------------
                                                Papken S. Der Torossian
                                          Chief Executive Officer and
                                          Chairman of the Board



Date: August14, 2000                   By: /s/     Russell G. Weinstock
                                          ------------------------------------
                                                  Russell G. Weinstock
                                          Vice President Finance and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

10.60 Third Amendment to Credit Agreement, dated August 11, 2000 by and among the Registrant, ABN Amro Banks, N.V. as Agent and Certain Lenders with respect thereto.

27.0    Financial Data Schedule for the fiscal quarter ended June 20, 2000.