Form 10-K
period 2000-09-30
SILICON VALLEY GROUP INC
filed 2000-12-28
CIK 712752

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-K
                               -------------------


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000*

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________TO ____________ .

                        COMMISSION FILE NUMBER: 0-11348

                           SILICON VALLEY GROUP, INC.
                           --------------------------
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Registrant, as of November 24, 2000, was approximately $793,298,756. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the Registrant's Common Stock as of November 24, 2000 was 34,695,142.

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

ITEM 1. BUSINESS.

   Silicon Valley Group, Inc. designs, manufactures, markets and services semiconductor-processing equipment used in the fabrication of integrated circuits. The fabrication of integrated circuits involves repeating a complex series of process steps to a semiconductor wafer. The three broad categories of wafer processing steps are deposition, photolithography and etching. We have three principal product groups that focus primarily on photolithography, photoresist processing, and deposition for oxidation/diffusion and low-pressure chemical vapor deposition ("LPCVD") and atmospheric pressure chemical vapor deposition ("APCVD"). In addition, we have a precision optics group that supplies certain components for our photolithography products and government markets. The proprietary technologies and unique processes of our products offer continual productivity enhancements to our customers. We work closely with existing and potential customers in the development of new systems and technologies. We support our products through a network of worldwide service and technical support organizations.

   We refer to our photolithography exposure products as SVG Lithography Systems, Inc. or "SVGL" products, our photoresist processing products as "Track" products and our oxidation/diffusion, LPCVD and APCVD products as "Thermal" products.

   Silicon Valley Group, Inc. was incorporated in California in 1973 and became a Delaware corporation in January 1987.

INDUSTRY BACKGROUND

   Continuous improvements in semiconductor process and design technologies have led to the production of smaller, more complex and more reliable semiconductor devices at a lower cost per function. As performance has increased and size and cost have decreased, demand for semiconductors has expanded in computer systems, telecommunications systems, automotive products, consumer goods and industrial automation and control systems. Semiconductor content as a percentage of system cost has also increased. We believe these long-term trends will continue and will be accompanied by a growing demand for semiconductor production equipment that can produce advanced integrated circuits in high volumes at a reduced cost of ownership.*

   The rapid development of advanced semiconductor applications requires semiconductor manufacturers to continually improve their core technology and manufacturing capabilities to remain competitive within the industry. As a consequence, semiconductor manufacturers demand increasingly sophisticated, highly productive and cost effective processing equipment from semiconductor equipment suppliers. The increased diversity and complexity of semiconductor products, the demands of technological change and the costs associated with keeping pace with these trends have contributed to the emergence of cooperative alliances both amongst semiconductor manufacturers and between customers and suppliers. We believe it is essential to have customer alliances to provide access to valuable product and process technologies.* We believe that these factors result in customers concentrating their business with a small number of key suppliers.*

    We sell our products into the semiconductor industry, which is highly cyclical and has, historically, experienced periodic downturns that have had a severe effect on the demand for our products. During fiscal 2000, we have seen evidence of strength in the semiconductor industry, particularly, in the placement of orders for both expansion and new technology products. Although there is concern for the strength of the semiconductor equipment business in 2001, we have not seen significant signs of a softening in demand. Currently, we expect strength to continue through fiscal 2001 and expect customer orders and net sales for fiscal year 2001 to significantly exceed our current year's amounts.* However, these expectations about the strength of the industry are forward looking statements and we can not assure you that the semiconductor industry will sustain the growth realized in fiscal year 2000 or that our customer orders and net sales will continue to grow.* Please read the section titled " Risks Inherent In Our Business" for a discussion of the factors that could affect the strength of our industry.

STRATEGY

   Our objective is to strengthen our position as a leading worldwide semiconductor equipment supplier that offers a broad line of technologically advanced products. Our strategy incorporates the following key elements:

   - Future Technological Innovation. We are committed to developing new products, improving processes and enhancing our existing products through substantial investment in research and development. In this regard, we have a roadmap for the development of next generation lithography technology that extends well into the decade. Our products incorporate proprietary technologies in photolithography, control software, optics and particulate control and focus on providing process and product technologies and productivity enhancements to our customers. We also work with universities and laboratories to develop new concepts for advanced projects.

   - Customer Commitment. We are committed to working closely with our existing and potential customers, industry consortia and research institutions. The goal of this work is to improve our current products and processes and to define new product development opportunities. These efforts enable us to participate in the development of new technologies, to influence the design of new fabrication processes and to position ourselves as a principal supplier for volume equipment orders. We believe it is critical for us to establish cooperative working relationships with leading semiconductor manufacturers to ensure that our products are designed in conjunction with our customer's development of advanced process requirements.*

   - Continued Operational Efficiency and Improvement. Our customers require equipment suppliers to provide cost-effective products that are based on extendable technology. Cost of ownership and the ability to satisfy customer delivery requirements are critical ingredients in the selection process for advanced equipment. We have in the past addressed these issues by expanding certain of our facilities and currently are deploying capital for manufacturing and test equipment to respond to our customers long term product requirements. We continue to implement programs to;

      -  improve operational efficiency,
      -  improve the effectiveness of our material procurement,
      -  reduce manufacturing cycle times and
      - improve production methods and processes to gain additional efficiencies.

   - Expansion of our Customer Base. We are committed to expanding our worldwide customer base. Continuous improvement programs and timely introduction of new technology tools are key elements of this strategy. We remain focused on leveraging the strength of our products and customer base to satisfy the diverse requirements of the Logic, Memory and ASIC markets on a worldwide basis.

SVG LITHOGRAPHY SYSTEMS, INC.

   We design, manufacture, market and service advanced photolithography exposure systems through our SVG Lithography Systems division which we refer to sometimes as SVGL. Photolithography is one of several important steps in integrated circuit fabrication, representing approximately one-third or more of the fabrication cost. Integrated circuit manufacturers obtain advanced photolithography equipment to help them produce critical layers for increasingly complex devices reliably, efficiently and cost-effectively.

   In the photolithography step of the fabrication process, the integrated circuit patterns are projected through masks, or reticles, onto the silicon wafers. As semiconductors have become more complex, the patterns have become finer, with line widths as narrow as 0.13 micron and below in many of today's more advanced integrated circuits. As the patterns become finer, photolithography exposure systems must be capable of projecting the patterns through the masks with ever-finer resolution. The resolution capability of a photolithography exposure system is a function of numerical aperture (a measure of its light gathering characteristics) and the wavelength of the light used in exposure. With the advancement of photolithography technology there has come a trend toward the reduction in wavelength from G-line (436-nanometer) to I-line (365-nanometer) to deep ultraviolet or DUV (248 and 193-nanometer) and the increase in numerical aperture from 0.2 to approximately 0.7. During 1999, in part to stay in the technology forefront, we entered into an agreement with Intel Corporation for the development of 157-nanometer lithography technology capable of producing line widths as fine as .10 microns.

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

   Micrascan. We believe that our Micrascan photolithography step-and-scan exposure systems provide the increased resolution required for both, current advanced logic and memory devices and for succeeding generations of complex, fine geometry integrated circuits.* We address these advanced requirements through the use of our DUV lamp or laser light source and our unique projection optics design. Micrascan overcomes the line width limitations of a typical stepper over a large exposure field by combining the elements of both steppers and scanners into Micrascan's step-and-scan technology.

   Our Micrascan product combines advantages of scanning projection aligners and steppers by projecting a light through a very narrow slit and scanning a portion of the wafer, then "stepping" to another portion of the wafer and repeating the process as necessary. Each scan has the capability to expose a large segment of the wafer. The large exposure field enables Micrascan to fabricate larger devices in a single scan than steppers, thus avoiding the necessity of "stitching" a circuit together through two different exposures, and, depending on the size of the chip, provides the ability to expose more than one device in an exposure field. In addition, Micrascan continuously modifies the position of the wafer surface during the scan, using its "on-the-fly" focus system to keep the wafer in the optimal focal plane, thus providing a larger usable depth of focus. The larger the usable depth of focus field is, the more tolerant of variations in the wafer surface the equipment will be. We believe that Micrascan's greater tolerance of wafer surface variations reduces the number of defective devices on a wafer, thereby contributing to higher yields.* We also believe that scanning across the field instead of exposing the entire field at one time also enables our Micrascan product to achieve greater uniformity of resolution across the entire exposure field and contribute to higher yields of faster devices.*

   We believe that we have substantial technological expertise and process knowledge in DUV step-and-scan photolithography systems.* SVGL has developed internal capability to design and fabricate optical lenses, mirrors and coatings. This includes a combination of purchased and proprietary optical metrology using phase measuring interferometry to precisely measure and test the optical elements we produce. Our Micrascan product incorporates both mirrors and lenses in its optical system, which we believe allows for an optical projection system that is less sensitive to environmental variants and accommodates the use of light sources with broader spectral bandwidth (than refractive optics), with the additional benefits of reduced operational cost and increased reliability.*

   In addition to the optical system technology described above, we have developed certain proprietary mechanical systems incorporated in the Micrascan to control the position of the wafer and the reticules prior to and during the wafer exposure step. We believe that these "servo" controlled systems contribute to the Micrascan's ability to scan the exposure field at high speeds with no substantial loss of resolution, thereby increasing the throughput capability of the machine.*

   We believe that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry and that our Micrascan family of photolithography systems is currently the most technically advanced step-and-scan machines shipping in multiple quantities to global semiconductor manufacturers.* Our Micrascan QML lamp-based systems and Micrascan III laser-based systems, each capable of printing sub .30 micron line widths, sell for up to approximately $4,300,000, depending upon configuration. Micrascan III+ capable of producing line widths of sub .18 micron sells for approximately $6,000,000. Our Micrascan IV is capable of producing line widths of .15 micron and sells for $6,500,000. Our Micrascan V system is capable of producing line widths of .13 micron sells for approximately $10,500,000 to $13,000,000 depending on configuration. Both our Micrascan IV and V products are designed to be operational on our new high throughput lithography platform, which will support 200mm and 300mm wafers. Although we specify that our systems produce certain line widths, it is commonplace that the combination of the tool's robustness and our customer's advanced process technology achieve finer line widths than those specified.

   Micralign. We also sell a family of scanning projection aligners known as "Micralign." The most advanced product in this family, the Micralign 700, is used primarily in the production of semiconductor devices with minimum feature sizes above 1.25 microns, or in the fabrication of less critical or "loose" layers within more sophisticated semiconductor devices. Our Micralign products are a mature product family and sales of Micralign products have declined in recent years as steppers have supplanted scanning projection aligners. We believe that such sales will continue to decline.* A large installed base of Micralign systems exists throughout the world and a majority of our Micralign related revenue is derived from servicing that installed base and the sales of spare parts. The list price of our Micralign 700 is approximately $1,350,000.

TRACK SYSTEMS

   We design, manufacture, market and service photoresist processing equipment which perform steps necessary to process semiconductor wafers prior to photolithography exposure. We refer to these products as our Track or Track Systems products. Track products perform steps such as adhesion promotion and photoresist coating, and all the steps required to treat wafers after photolithography exposure prior to etching, including developing and baking. As photoresist-processing technology has evolved, we have developed increasingly advanced products capable of handling integrated circuits with line widths as narrow as 0.18 micron. Each of our Track products include the principal processing capabilities described above and are generally sold in customer-specified configurations that can include specially engineered features and process capabilities. All of our Track products are modular in design and are available in fully automated cassette-to-cassette configurations either as stand-alone processing stations or as in-line integrated manufacturing systems.

   Because we are able to supply our customers with both Micrascan photolithography systems and Track photoresist processing products, we believe we offer the only clustered solution manufactured by a single supplier.* Additionally, our Track 90 Series is designed to interface with all other manufacturer's photolithography exposure products.

   Our Track products correspond to the development of successive generations of wafer processing technologies. It has been our experience that the introduction of new Track products has been followed by lower customer orders for older products.

   ProCell. The ProCell is designed for advanced fabrication processes with line widths of .18 micron and below. The ProCell, which can process more than 40 wafers simultaneously offers scalability from 200-mm to-300-mm wafers and significant productivity improvement for the coat and develop process through the use of ProCell's symmetrical cluster configuration. The ProCell is designed for enhanced reliability, uniformity in process results and serviceability due to the use of a single software platform, cell based design and the use of isolated process and coat environments. Prices for the ProCell range from approximately $2,200,000 to $3,200,000.

   90 Series. The 90 Series, the 90-S and the 90-SE photoresist processing systems are designed for use in fabrication processes for integrated circuits with line widths as narrow as 0.25 micron, such as is required for 64 megabit DRAMs. The 90 Series incorporates a proprietary wafer transfer system to increase throughput and provides features allowing it to interface with factory automation systems, such as those using automated guided vehicles. The 90 Series can process wafers up to eight inches in diameter. The 90-S and the more recent 90-SE offer improved cost of ownership through increased productivity and a smaller floor space requirement. We expect that demand for the 90 Series will continue to decline.* Prices of the 90 Series range from approximately $650,000 to $1,700,000.

   8800 Series. The 8800 Series is designed to meet market needs for photoresist contamination control and photoresist processing down to 0.8 micron line widths. The 8800 Series incorporates such automation features as beltless wafer handling, compatibility with low contamination wafer storage and movement techniques, advanced software and communications capabilities and certain process control improvements. The 8800 Series can process wafers from three to six inches in diameter. The 8800 series is a mature product and sales have declined in recent years. We anticipate that such sales will continue to decline.* Prices of the 8800 Series range from approximately $200,000 to $550,000.

THERMAL SYSTEMS

   Our Thermal product lines include large batch thermal processing products that address the oxidation/diffusion steps of the semiconductor fabrication process. Oxidation is the process by which insulating layers are grown on the surface of the silicon wafers and diffusion is the process by which chemicals called dopants are diffused into the silicon structure of the wafer. Our Thermal product offerings also include single wafer thermal technology that provide for the cost-effective processing of a single wafer. Our products are used for a broad range of processing applications required in the fabrication of most semiconductor devices, including growing insulating layers on wafers, diffusing dopants into the silicon structure and depositing insulating or conducting films on the wafer surface. Our products incorporate proprietary technology we have developed or acquired in the areas of thermal control, gas handling, particle control and automated wafer handling.

   Our customers have begun to move their next-generation Chemical Vapor Deposition or CVD thermal processing requirements away from batch to single wafer processing. Chemical Vapor Deposition is the process by which chemical compounds are applied to the silicon wafer. We have product offerings that provide a combined single wafer furnace based rapid thermal processing solution. Single wafer processing generally utilizes vertically stacked process chambers that enhance wafer uniformity, while increasing wafer throughput at reduced cost of ownership.

   Xcelerate. Introduced in July 2000, our Xcelerate product is designed for critical front-end process steps utilizing single wafer thermal technology in a single platform solution. Our Xcelerate product is designed for both 200mm and 300mm wafers and can process 120 wafers per hour with a footprint that is optimized by use of a vertically stacked process chamber. The Xcelerate heats the wafer in an "isothermal black body" chamber without the use of conventional heat lamps reducing the absorption of heat by the wafer and increasing wafer uniformity. Prices of the Xcelerate range from $2,200,000 to $3,000,000, depending on configuration.

   APNext CVD System. Introduced in fiscal 1999, is designed as a single wafer processing tool for 200mm or 300mm wafers. Our APNext product utilizes our patented Multiblok linear injector technology which controls the uniform flow of gas. This technology assists with depositing high quality doped and undoped films. The system has been designed with process chambers utilizing an automated front end to load and unload each chamber, a unique cluster configuration to achieve a high volume of wafer production and incorporates a minimal foot print. Prices for the APNext range from $2,600,000 to $3,700,000.

   There are two major configurations of oxidation/diffusion processing equipment, commonly referred to as vertical and horizontal, corresponding to the orientation of their reaction chamber(s). Vertical reactors generally consist of a single, fully automated cylindrical reaction chamber, individually controlled by a dedicated computer control system. Vertical systems generally provide greater process uniformity and lower particle contamination than do horizontal systems, due to improved thermal control and an increased ability to maintain environmental integrity, thereby achieving higher yields in wafer processing. Additionally, vertical systems provide more flexibility in manufacturing configurations. Horizontal thermal processing systems, which are typically much larger and less automated than vertical reactors, were the standard of the semiconductor processing equipment industry and although demand has significantly declined are still used for a broad range of processes.

   Rapid Vertical Processor -- 300 ("RVP-300"). RVP-300 is designed for processing of 300mm wafers addressing requirements for 0.18 micron technology and beyond. Our design of the RVP-300 focuses on maximizing productivity and throughput. This is accomplished by utilizing features such as fast temperature ramp up and ramp down capability resulting in optimum chemical deposition and temperature control across the wafer. The RVP-300 utilizes a dual boat configuration resulting in increased processing of wafers. Initial shipments of the RVP-300 occurred in fiscal 1998. Prices of the RVP-300 range from $900,000 to $1,500,000, depending on configuration.

   Series 9000 Rapid Vertical Processor ("RVP"). Introduced in 1996, our RVP product is based on the Advanced Vertical Processor ("AVP") platform, processes both eight-inch and six-inch wafers and meets .25 micron technology requirements. The RVP features a proprietary and patented design that enables it to ramp up and ramp down temperatures between twice and ten times as fast as the AVP and offers faster throughput and tighter junction depth control for critical anneals. By utilizing the AVP platform, we believe that the RVP, which incorporates key features of the AVP, such as 16-cassette wafer handling and MBTC, offers the high reliability of the established AVP product line. The typical price range of an RVP system is $900,000 to $1,000,000, depending on process configuration.

   Series 8000 Advanced Vertical Processor ("AVP"). Our AVP is a vertical furnace designed to meet the eight and six inch wafer requirements of sub-.50 micron processing. Our Series 8000 single tube systems include advanced process control, data acquisition software, advanced automation, a proprietary process chamber design and an option for atmospheric control within the wafer handling area. Key features of the AVP system include storage capacity for sixteen 25-wafer cassettes (400 wafers), and MBTC for accurate wafer temperature regulation. We designed the AVP system to offer customers a low cost of ownership, through high productivity and a low square footage requirement. The typical price range of an AVP system is $500,000 to $1,100,000, depending on process configuration.

   Vertical Thermal Reactor ("VTR"). Our VTR processes wafers from 100mm to 200mm in diameter. It operates under computer control, providing specialized process recipe introduction, cassette-to-cassette automation, monitoring of critical system functions and automated loading of wafers into the reaction chamber. In general, our VTR product offers comparable reliability, lower contamination and better process uniformity than horizontal reactors. The VTR can be installed through-the-wall in our customer's clean room facility and is compatible with industry standard software interfaces. The VTR 7000PLUS, in comparison to earlier versions of VTR's, offers improved process control, uniformity, reduced particle levels, higher throughput, internal storage capabilities and the industry's standard mechanical interface (SMIF). Typical prices for our VTR products range from approximately $400,000 to $700,000.

   Horizontal Processing Systems. The typical horizontal system consists of four separately controlled cylindrical reaction chambers that are mounted horizontally, one directly above the other. Horizontal systems are a mature product family. Sales of these systems have been declining in recent years, as our customers have increasingly installed vertical reactors in their newer fabrication facilities, we expect this trend to continue.* However, we believe that those customers who manufacturer less complex devices will continue to have some need for horizontal processing systems for the foreseeable future.*
In addition, our existing installed base of horizontal processing systems enables us to generate revenues through the sale of spare parts and upgrades. Prices for our horizontal systems range from approximately $300,000 to $800,000.

   Our APCVD products utilize a propriety approach to the APCVD process. APCVD is the process by which chemicals are applied to the wafer in an atmospherically controlled environment. The substrates are transported under injectors on a continuously moving conveyor belt through a resistance heated muffle. This approach allows high deposition rates with a simpler reactor design yielding higher reliability operations and high wafer throughput.

   1500 System. Our 1500 APCVD system processes 200mm wafers addressing design-rule fabrication capability of 0.15 micron. It offers low cost of ownership with a process muffle design and a MonoBlok injector assembly resulting in improved reliability, performance and serviceability through enhanced film uniformity, reduced consumables, improved system availability and ultra-low film metal levels. Our 1500 system provides both doped and undoped deposition of TEOS based silicon dioxide and can be utilized in a broad range of dielectric film applications for both Logic and Memory manufacturing requirements. Typical prices for our 1500 System range from approximately $1,800,000 to $2,700,000 depending on process configuration.

   1000 System. Our 1000 APCVD system offers either hybrid or TEOS reactant processes and is specifically designed for high-productivity on 200mm wafer processing lines. The 1000 system provides both doped and undoped deposition of TEOS based silicon dioxide and can be utilized in a broad range of dielectric film applications for both Logic and Memory manufacturing requirements. Typical prices for the 1000 System range from approximately $1,700,000 to $2,300,000 depending on process configuration.

   999 Systems. Our 999 and TEOS999 APCVD systems are for production lines utilizing between 100mm to 150mm wafers and are capable of simultaneous processing two wafers in parallel. Both systems offer doped and undoped silicon dioxide. Typical prices for the 999 System range from approximately $1,400,000 to $2,400,000 depending on process configuration.

CUSTOMERS

   Our customers include companies that manufacture semiconductor devices primarily for sale to others and companies that manufacture semiconductor devices primarily for internal use. Repeat sales to existing customers represent a significant portion of our equipment sales. We believe that our installed customer base provides us with a significant competitive advantage. We are able to identify new product development opportunities by working closely with our established customers. Our eight largest customers during fiscal 2000 included the following:

Atmel Corp                       Motorola
Chartered Silicon Partners       Philips Semiconductor
Intel                            ST Microelectronics
Microchip Technology             United Microelectronics Corp

   We are dependent on a few customers for a substantial percentage of our net sales. In fiscal 2000, Intel represented 49% of our net sales (56% in fiscal
1999) with our eight largest customers accounting for 74% of net sales. During fiscal years 2000 and 1999, no customer other than Intel represented more than 10% of our net sales. In fiscal 2000 and 1999, Intel represented a substantial portion of the total net sales of our Track and SVGL products with Intel representing approximately 85% of SVGL's fiscal 2000 net sales (78% in fiscal
1999) . The loss of a significant customer (and in particular the loss of Intel as a Track or SVGL customer), delays in shipments due to customer rescheduling or substantial reductions in customer orders, due to market, economic or competitive conditions in the semiconductor industry, would have a materially adverse impact on our net sales, profitability and cash flow.

MARKETING, SALES AND SERVICE

   We market and sell our products on a worldwide basis primarily to independent manufacturers of semiconductor devices and computer, telecommunications and other companies that manufacture semiconductor devices for their own use. We sell our products in the United States principally through a direct sales organization and sell our products overseas through a direct sales staff, independent distributors and independent representatives. The table below sets forth our net sales by geographic area as a percentage of net sales:

                             YEARS ENDED SEPTEMBER 30,
                             -------------------------
                              1998     1999     2000
                             -------  -------  ------
United States.............      65%      68%      51%
Europe....................      31       26       31
Pacific Rim...............       4        6       18

   Historically our customers have been heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers or their partners) represent a large portion of the overall market for our products. We believe that our Japanese competitors have a significant advantage resulting from their dominance of the Japanese and Pacific Rim semiconductor equipment market. This advantage provides our competitors with the sales and technology base to compete more effectively throughout the rest of the world. As we are not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers we may be at a competitive disadvantage to our Japanese competitors who are engaged in collaborative efforts with such semiconductor manufacturers. To date we have not been successful in penetrating either of these markets particularly with our photolithography equipment. We believe that we must substantially increase our share of the Japanese and Pacific Rim markets if we are to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices ("DRAMs"), with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of our U.S. and European customers. If we fail to gain customers in these markets it may limit the worldwide market share available to us and increase our risk of industry or geographic downturns and would adversely affect our business.*

   Reliability, which is commonly measured in up-time and mean time between failure, and performance are increasingly important factors by which customers evaluate potential suppliers of semiconductor processing equipment. We believe that our field service and process support capabilities are major factors in our selection as an equipment supplier. Increasingly, our customers are requiring seven-day, around the clock, on site or on call support and electronic diagnostic communication from their machines to us. To meet this need, we continue to enhance our training programs and deploy spare part inventories at both customer sites and regional field locations and develop electronic information interchange between us and our customers. Our service personnel are based in field offices throughout the United States, Western Europe, Japan, the Pacific Rim and increasingly at large customer locations.

   We warrant our products against defects in design, materials and workmanship, generally for periods ranging from one to two years.

BACKLOG

   At September 30, 2000 and 1999, we had backlog of approximately $733,542,000 and $357,455,000, respectively. Our backlog consists of those orders to which a purchase order number has been assigned by our customer and for which delivery has been specified within 12 months. Orders are subject to cancellation by our customers with limited charges. Our backlog at any time is not necessarily representative of future sales for any succeeding period because of the possibility of customer rescheduling of delivery, cancellation of orders and potential delays in product shipments. We have in the past experienced customer delivery deferrals, order cancellations and prolonged periods of customer orders at reduced levels and will likely experience them in the future.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING

   The market served by our products is characterized by rapid technological change. We believe that our future success depends on our ability to successfully develop, introduce and manufacture new and enhanced products and processes which satisfy a broad range of customer needs.* Our product and process research programs are devoted to the development of new generations of products and processes for existing and new markets, enhancements and extensions of existing products and process and custom engineering for specific customer requirements. Our research staff collaborates with semiconductor manufacturers, industry consortia, and research institutions to respond to the semiconductor industry's evolving product, design and process requirements.

   We believe that when our customers select a photolithography equipment manufacturer, they look for a supplier with a long-term product development strategy and available resources to fund such development.* This is because photolithography exposure equipment usually represents the largest portion of the equipment cost of a fabrication facility. Customers or potential customers may be unwilling to rely on a relatively small supplier, such as us, for a critical element of the fabrication process if they, rightly or wrongly, believe that we do not have sufficient capital to implement our product development strategy.*

   We devote a significant portion of our personnel and financial resources to research and development programs and depend in part on external sources to fund our photolithography development efforts. We expect to continue to incur substantial research and development expenditures, particularly for our photolithography products, in order to remain competitive.*

   In fiscal 1999, we entered into an agreement with Intel for the development of 157-nanometer lithography technology. This agreement obligates us, among other things, to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. Separately, in 1999 Intel invested approximately $15,000,000 in us in the form of the purchase of Series 1 Convertible Preferred Stock. We are obligated to dedicate a certain amount of our 157-nanometer unit production output to Intel and are required to use the proceeds from the Series 1 Preferred investment and funds received under the agreement for the development of technology for use on 157-nanometer lithography equipment. We can not assure you that we will be successful in developing 157-nanometer technology or that we will be able to manufacture significant quantities of machines to satisfy our obligations to Intel or other customers.* We can not assure you that we will be able to fund from operations the development program or that we will be able to obtain future outside funding beyond that which we are currently receiving.* If we fail to receive such funds or if we are required to use our own funds to fund development, our research and development expenses would increase and our operating income would be reduced correspondingly.*

   In fiscal 1996, we entered into agreements with certain customers whereby each agreed to assist in funding our development of a Low NA 193-nanometer Micrascan system. In June 1999, five participants withdrew from the development program and declined delivery of initial tools. Our obligations under these agreements are complete and no additional funding is expected or required. As a result, we expect to use our own funds to complete development of an advanced technology 193-nanometer Micrascan system, resulting in an increase in our research and development expenses and a decrease in operating income.*

COMPETITION

   The semiconductor equipment industry is intensely competitive. We face substantial competition in the United States and other countries for all of our product offerings. Our competitors include Tokyo Electron, Ltd. and DaiNippon Screen Mfg. Co., Ltd. in photoresist processing equipment; Tokyo Electron, Ltd. and Kokusai Electric Co., Ltd. in oxidation/diffusion, LPCVD equipment; Applied Materials and Quester in our APCVD products; and Nikon, Canon, ASM Lithography and other suppliers in our photolithography exposure equipment, and projection aligners. The trend toward consolidation in our industry has made it increasingly important for us to have the financial resources necessary to compete effectively across a broad range of product offerings, to fund customer service and support on a worldwide basis and to invest in both product and process research and development. We believe that outside Japan and the Pacific Rim we compete favorably with respect to most of these factors.*

   Many of our competitors are Japanese corporations. We believe we will continue to face severe price competition globally from our competitors, the majority of whom are Japanese corporations.* We may continue to be forced to compete for customers on the basis of reduced prices, which could reduce our net sales and gross margins and adversely impact our cash flow.*

   Certain of our existing and potential competitors have substantially greater name recognition, financial, engineering, manufacturing and marketing resources and customer service and support capabilities than we do. We are a relative newcomer in the commercial photolithography exposure market. Nikon, and to a lesser extent Canon, have long established relationships as suppliers of photolithography equipment to most of the semiconductor manufacturers. Although we have supplied Track and Thermal equipment to many of these customers, we have not sold meaningful quantities of Micrascan photolithography equipment to most of them.

   The Company's competitors can be expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price/performance characteristics.*

   In marketing Micrascan systems, we continue to face competition from suppliers employing other technologies, principally I-Line and DUV steppers, including Nikon Corp., Canon and ASM Lithography who are shipping quantities of
 .25 micron and below step-and-scan photolithography systems which utilize DUV light sources. We believe DUV lithography is required to fabricate devices with line widths below 0.3 micron. Semiconductor manufacturers can purchase DUV steppers to produce product at .25 micron line widths. However, we believe that as devices increase in complexity and size and require finer line widths, the technical advantages of DUV step-and-scan systems, as compared to DUV steppers, will enable semiconductor manufacturers to achieve finer line widths with improved critical dimension control which will result in higher yields of faster devices.* We also believe that the industry transition to DUV step-and-scan systems has accelerated and that advanced semiconductor manufacturers are beginning to require volume quantities of production equipment as advanced as the current and pending versions of Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* There is no assurance that we will be successful in competing against our competitor's systems or that the market and demand for our Micrascan step-and-scan products will fully develop.*

MANUFACTURING AND RAW MATERIALS

   We manufacture our products from standard components and from components manufactured by others according to our design specifications. Track products are manufactured in San Jose, California. Thermal products are primarily manufactured in Orange and Scotts Valley, California. Tinsley manufactures optical components in Richmond, California. SVGL exposure products are manufactured in Wilton and Ridgefield, Connecticut.

   Most of the raw materials and components we utilize in our products are available from more than one supplier. However, there are certain raw materials, components and subassemblies that we obtain either from single sources or from a limited group of qualified suppliers. Although to date we have not experienced significant delays in our production due to unavailability or delays in procurement of component parts or raw materials, disruption of these sources could occur which could at least temporarily harm our operating results. Moreover, if we experience prolonged delays in obtaining certain components, this could materially harm our business, operating results and damage relationships with our customers.*

   Calcium fluoride is a raw material that has historically been in short supply and is integral to the production of optics capable of producing quality line widths of .10 micron and below. The optical system for our MSV; 193 HNA product and our 157-nanometer photolithography product, currently under development, utilizes calcium fluoride. We have qualified a supplier and have put in place a supply agreement with this supplier for the production and supply of calcium fluoride. We can not assure you that this supplier will be able to supply the quality or quantity of calcium fluoride necessary for us to meet expected customer demand. Failure to secure adequate supplies of calcium fluoride could have a material adverse effect on our business and operating results.*

   From time-to-time, we have experienced delays in the introduction of our products and product enhancements due to technical, manufacturing and other difficulties and may experience similar delays in the future. We can not assure you that we will not experience manufacturing problems or delays related any of our new products or be able to efficiently manufacture new products.* The inability to produce such products or any failure to achieve market acceptance could have a material effect on our business, operating results and could result in a subsequent loss of future sales.*

   Historically, the unit cost of our products has been the highest when they are newly introduced into production and cost reductions have come over time through engineering improvements, economies of scale and improvements in the manufacturing process.

   The time required for us to build our products and our Micrascan systems in particular is significant. For us to be successful, we will need to build more systems faster and reduce the cycle time required to build projection optics.* To accomplish these objectives we will require:

      -  additional trained personnel,
      -  additional raw materials and components,
      -  improved manufacturing and testing techniques and
      -  continued development of our vendor supply infrastructure

   We also must continue building our factory, field service and technical support organization staffing and infrastructure to support anticipated customer requirements. We can not assure you that we will not experience manufacturing difficulties or encounter problems in our attempt to increase or upgrade operations.*

PATENTS AND LICENSES

   We own several domestic and foreign patents relating to our Track, Thermal and SVGL products. We have historically relied and continue to rely on the technical and marketing competence and creative ability of our personnel, rather than patents, to maintain our competitive position. We currently are pursuing both domestic and foreign patent protection more aggressively.

   As is typical in our industry, from time to time we receive, and may in the future receive, communications from third parties asserting patents or copyrights on certain of our products and technologies. Two of our customers have notified us that they have received a notice of infringement from Jerome H. Lemelson, alleging that equipment used in the manufacture of electronic devices infringes patents issued to Mr. Lemelson relating to "machine vision" or "barcode reader" technologies. The customers have put us on notice that they intend to seek indemnification from the Company for any damages and expenses resulting from this matter if found liable or if the customers settle the claim. We cannot predict the outcome of this or any similar claim or its effect upon us. We can not assure you that any such litigation or claim would not have a material adverse effect upon our business or operating results.*

EMPLOYEES

   At September 30, 2000, we had 3,412 full-time employees and 334 part-time employees and contract personnel, including 789 in research and development, 1,691 in manufacturing, 1,035 in marketing, sales and customer service and support and 231 in administration. None of our employees are represented by a union. We consider relations with our employees to be good.

   We believe that our future success depends to a large extent on our continued ability to hire and retain executive officers, key management and technical personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

NAME                                    AGE   POSITION
----                                    ---   --------
Papken S. Der Torossian................  61   Chairman of the Board and Chief Executive Officer
William A. Hightower...................  57   President and Chief Operating Officer
Russell G. Weinstock...................  57   Vice President, Finance and Chief Financial Officer
Steven L. Jensen.......................  51   Vice President, Worldwide Sales and Marketing
Jeffrey M. Kowalski....................  47   Vice President, President, Thermal Systems
Boris Lipkin...........................  53   Vice President, Corporate
Larry W. Sonsini.......................  59   Secretary

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

   Mr. Jensen became Vice President, Worldwide Sales in April 1992.

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

   Mr. Sonsini has been Secretary since November 1988. He was a member of the Board of Directors of the Company from 1991 to 1997. Mr. Sonsini is a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation, counsel to the Company, and is the Chairman of the firm's Executive Committee. Mr. Sonsini serves on the boards of directors of Commerce One, Inc., Lattice Semiconductor Corporation, LSI Logic, Inc., Novell, Inc., Tibco Software, Inc. and PIXAR, Inc.

ITEM 2. PROPERTIES.

   Our headquarters is located in San Jose, California in 36,000 square feet of office space. This space is under a lease that expires in 2006 and has a current base rental of approximately $71,000 per month.

   Our Track Systems Division has three leased facilities in San Jose, California. The first is a 90,000 square foot, two-story building with a current monthly base rental of approximately $102,000 and a lease expiration of 2004. The second is also a two-story building consisting of approximately 83,000 square feet. The monthly base rental for this facility is approximately $68,000 under a lease expiring in 2003. The third is a 41,000 square foot warehouse with a base monthly rent of $24,000 under a lease expiring 2005.

   In March 1996, we purchased approximately nine acres of land adjacent to one of the Track facilities in San Jose, California. Although we currently have no plans to develop the parcel, it provides the flexibility for future expansion.

   Our Thermal Systems Division has two facilities in Orange and one nine building facility in Scotts Valley, California. The first Orange facility consists of approximately 92,000 square feet with a base monthly rent expense of approximately $55,000 under a lease expiring in 2004. The second facility consists of approximately 51,000 square feet with a base monthly rental expense of approximately $31,000 under a lease expiring in 2004. The Scotts Valley facility consists of nine buildings comprising approximately 205,000 square feet with a base monthly rent expense of approximately $100,000 under a lease expiring in 2004.

   SVGL owns two facilities in Fairfield County, Connecticut. The first consists of approximately 29 acres of land and buildings totaling approximately 276,000 square feet, located in Wilton, Connecticut. The second consists of approximately 50 acres of land and a 206,000 square foot building located in Ridgefield, Connecticut.

   In July, 1999 we acquired a facility in Kawasaki, Japan from the Semiconductor Equipment Group of Watkins-Johnson Company. The facility consists of a 36,000 square foot, two-story building on approximately one acre of land.

   Tinsley owns two facilities in Richmond, California. The first consists of approximately three acres of land with buildings totaling 64,000 square feet. The second consists of two acres of land with a 32,000 square foot facility.

   We also lease storage and warehouse space near our headquarters in San Jose, office and warehouse space near our Thermal facilities in Orange and Scotts Valley, sales and service offices in key locations throughout the United States, Western Europe and the Pacific Rim.

ITEM 3. LEGAL PROCEEDINGS.

   On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving our claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We have successfully moved to transfer the case to the United States District Court for the Northern District of California. Discovery is ongoing and trial has been set to begin on February 26, 2001.

   While the outcome of such litigation is uncertain, we believe we have meritorious defenses to the claims and intend on conduct a vigorous defense.* However, an unfavorable outcome in this matter could have a material adverse effect on our financial condition.*

   On July 8, 1999, we filed a complaint for copyright infringement to protect our investment and intellectual property from six third party vendors. We subsequently settled or withdrew complaints against five of the defendants. Our complaint alleges that the named defendant has infringed upon certain of our copyrights on our 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. Our complaint further asks for preliminary and permanent injunction against the defendants' further infringement of our copyrights and sale of infringing systems and boards, and for an award of damages. This defendant has filed a counterclaim against us in response to our complaint.

   In addition to the above, from time to time, we are party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on our financial position or operating results.*

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended September 30, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock is traded in the over-the-counter market on the Nasdaq National Market System under the symbol SVGI. The following table sets forth the range of high and low sales prices of the stock during fiscal years 1999 and 2000 as reported by Nasdaq-NMS.

                        FISCAL 1999           FISCAL 2000
                    -------------------  --------------------
                      HIGH       LOW       HIGH         LOW
                    ---------  --------  --------    --------
   First Quarter    $13-5/16   $ 6-5/8   $13-5/16    $ 6-5/8
   Second Quarter    17-5/16    10-3/8    32-3/8      16-9/16
   Third Quarter     16-13/16   12-1/16   29-1/4      23-1/2
   Fourth Quarter    17-11/16   11        33-1/4      20

   To date, we have not declared or paid dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in the business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future. Our revolving credit facility prohibits the payment of cash dividends on common stock. As of November 24, 2000, there were 735 holders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected consolidated financial data concerning SVG for and as of the end of each of the years in the five year period ended September 30, 2000, are derived from the audited consolidated financial statements of SVG. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of SVG as of September 30, 2000, and for each of the three years in the period ended September 30, 2000, and the report of Deloitte and Touche LLP thereon, are included elsewhere in this report.


                                                         YEARS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        1996      1997      1998      1999      2000
                                              --------  --------  --------  --------  --------
Statement of operations data:
  Net sales                                   $657,337  $614,226  $608,625  $473,690  $842,309
  Income (loss) before income
    taxes and minority interest                 99,809     4,198   (27,157)  (37,436)   73,158
  Net income (loss)                             64,099     2,592   (13,577)  (25,456)   46,821
  Net income (loss)
    per share--basic                          $   2.09  $   0.08  $  (0.42) $  (0.77) $   1.39
  Shares used in per share
    computations--basic                         30,657    31,635    32,438    32,926    33,675
  Net income (loss)
    per share--diluted                        $   2.06  $   0.08  $  (0.42) $  (0.77) $   1.31
  Shares used in per share
    computations--diluted                       31,122    32,414    32,438    32,926    35,870

Balance Sheet Data:
  Working capital                             $466,637  $420,486  $371,960  $382,155  $445,511
  Total assets                                 744,257   756,017   730,590   754,773   892,372
  Long-term debt                                 1,718     6,515     5,865    26,790    24,768

  Stockholders' equity                         551,242   573,110   561,530   557,537   625,193

Other Data:
  Backlog                                     $404,889  $437,668  $254,129  $357,455  $733,542
  Number of employees                            3,185     3,515     2,660     3,078     3,746


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

RESULTS OF OPERATIONS

   We have seen evidence of continued strength in the semiconductor industry during the second half of fiscal 1999 and through fiscal 2000, particularly, in the placement of orders for both expansion and new technology products. Although there is concern for the strength of semiconductor and semiconductor equipment business, we currently expect this strength to continue through fiscal 2001 and we expect customer orders and net sales for fiscal year 2001 to exceed fiscal year 2000 amounts.* However, our expectations regarding the growth of the semiconductor industry in fiscal 2001 and the growth in customer orders and net sales in fiscal 2001 are forward looking statements and we can not assure you that the semiconductor industry will sustain the growth realized in fiscal year 2000 or that our customer orders and net sales will continue to grow. * Please review the section entitled "Risks Inherent in Our Business" for a discussion of the factors which could impact industry strength and the growth in our orders and net sales.

   On October 2, 2000, we announced the signing of a merger agreement with ASM Lithography Holding N.V. (ASML) whereby ASML will acquire us in an all stock transaction. This merger is subject to approval by our stockholders, receipt of various governmental and regulatory approvals and other customary conditions. We expect the merger to close during the first half of calendar 2001.

   In July 1999, we acquired the business of the Semiconductor Equipment Group of Watkins-Johnson Company. We accounted for this acquisition for financial reporting purposes under the purchase method of accounting. Our operating results include the Semiconductor Equipment Group from the date of its acquisition.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

   Our net sales for fiscal 2000 were $842,309,000 compared to $473,690,000 during fiscal 1999. The increase in our net sales of $368,619,000 or 78% was due to increased shipments of our Thermal, Lithography and Track products during fiscal 2000 resulting from increased customer demand for expansion and new technology products as evidenced by our bookings discussed below, including thermal products resulting from the July 1999 acquisition of the Semiconductor Equipment Group. During fiscal 2000 we experienced a significant shift in geographic revenues as 49% of our current year revenues were attributed to international destinations compared with 32% during our prior fiscal year. Our increase in net sales occurred across most geographies with growth noted in the United States, Ireland, Singapore, Taiwan and Japan.

   During fiscal 2000, we recognized net sales of approximately $75,000,000 to a customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested we store the equipment until predetermined shipment dates. During fiscal 1999 we recognized net sales of approximately $20,000,000 to this customer under the same terms. At September 30, 2000, we were storing approximately $36,000,000 of such equipment, all of which was shipped during October 2000.

   We rely on a few customers for a substantial percentage of our net sales. In fiscal 2000, our largest customer accounted for 49% of net sales compared to 56% in fiscal 1999. We believe for the foreseeable future we will continue to rely on a few major customers for a substantial percentage of our net sales.*

BOOKINGS

   Our fiscal 2000 net bookings were $1,218,000,000, a 123% increase above our fiscal 1999 net bookings of 545,709,000. Our book to bill ratio, which is the ratio of period sales to period bookings was 1.45 to 1.0 in fiscal 2000. Our backlog at September 30, 2000 was $733,542,000, a 105% increase over our September 30, 1999 backlog of $357,455,000. Our backlog consists of only those orders to which a purchase order number has been assigned by our customer, with substantially all of the terms and conditions agreed upon and for which delivery have been specified within twelve months. Our backlog at September 30, 2000 includes orders for 90 Micrascan photolithography products compared to 47 such units at September 30, 1999.

GROSS MARGIN

   Our gross margin was 44% during fiscal 2000 compared to 34% during fiscal 1999. Our fiscal 1999 gross margin was unfavorably impacted 3% due to inventory provisions resulting from the cancellation of orders under the Low NA 193nm Lithography program. Our improved gross margin during fiscal 2000 occurred in our Thermal, Lithography and Track products due to; increased shipments resulting in improved efficiencies and absorption of overhead costs, utilization of inventories resulting from increased demand and increased shipments of higher margin APCVD products.

RESEARCH AND DEVELOPMENT

   Our research, development and related engineering ("R&D") expenses consist primarily of personnel, material and outside contract costs associated with our product development activities and are net of funding we receive from outside parties under various development agreements. Funding is typically payable upon our attainment of one or more development milestones specified in the agreement. Neither our spending, nor our recognition of the funding related to the development milestones is ratable over the term of the agreements.

   During fiscal 2000, our R&D expenses were $135,425,000 (16% of net sales), compared to $94,698,000 (20% of net sales) during fiscal 1999. Such R&D amounts are net of funding we recognized under joint development agreements of $5,839,000 and $2,902,000 during fiscal 2000 and fiscal 1999, respectively. Our R&D expense increased over fiscal 1999 primarily due to increased spending on Thermal single wafer and product sustaining initiatives, spending on our high throughput cross-performance Lithography platform, spending under our 157-nanometer development program, offset in part by reduced spending on the Low NA 193nm Lithography program. The decrease in R&D as a percentage of net sales primarily reflects the significant year-to-year increase in net sales.

MARKETING, GENERAL AND ADMINISTRATIVE

   Our marketing, general and administrative ("MG&A") expenses consist primarily of product support, administrative and selling and marketing costs and were $166,027,000 (20% of net sales) during fiscal 2000, compared to $109,819,000
(23% of net sales) during fiscal 1999. The increase in MG&A over the preceding year is primarily due to increased administrative and volume related product support costs required to support increased shipments. The decrease in MG&A as a percentage of net sales primarily reflects the significant year-to-year increase in net sales.

INTEREST AND OTHER INCOME

   During fiscal 2000 our interest and other income was $9,015,000 compared to $6,509,000 during fiscal 1999. The year to year increase in interest and other income is primarily due to higher interest income earned on greater average cash balances invested in higher interest bearing investments.

INTEREST EXPENSE

   Our interest expense in fiscal 2000 was $2,028,000 compared to $1,305,000 during fiscal 1999. The increase in our interest expense between periods is primarily due to interest expense associated with the Yen-denominated bank loans we assumed in connection with our acquisition of the Semiconductor Equipment Group.

TAX EXPENSE

   We recorded a 36% tax provision during fiscal 2000, compared to a 32% benefit during fiscal 1999. Changes in our effective tax rate are due primarily to our profitability, changes in the geographic distribution of our pretax income, benefits realized from our Foreign Sales Corporation and changes in our valuation allowance.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES

   Our net sales for fiscal 1999 were $473,690,000, 22% below our fiscal 1998 net sales of $608,625,000. The decrease in net sales was due to lower shipments of our Track, Thermal and Lithography products during fiscal 1999, offset in part by sales of our APCVD products during the fourth quarter of fiscal 1999 resulting from our acquisition of the Semiconductor Equipment Group. The decrease in our net sales occurred across all geographies except Israel where sales increased by $40,298,000 reflecting continued expansion of our customer's manufacturing operations in Israel.

   During fiscal 1999, we recognized net sales of approximately $20,000,000 from one customer. This customer accepted and took title to the related equipment and agreed to normal payment terms, but requested that we store the equipment until predetermined shipment dates. During fiscal 1998, we recognized a total of approximately $58,000,000 in net sales to two customers with such payment and delivery terms.

BOOKINGS

   Our fiscal 1999 net bookings were $545,709,000, representing a book to bill ratio of 1.15 to 1, significantly above our fiscal 1998 net bookings of $427,272,000. At September 30, 1999, we had a backlog of $357,455,000, a 41%
increase over September 30, 1998 backlog of $254,129,000. During the third quarter of fiscal 1999, we reduced our 193-nanometer orders by approximately $53,000,000; of this amount, customer orders for three of our machines totaling $31,500,000 were cancelled and removed from backlog.

GROSS MARGIN

   Our fiscal 1999 gross margin was 34%, slightly above our fiscal 1998 gross margin of 33%. Fiscal 1998 cost of sales includes $19,117,000 in restructuring charges for the write-off of 200-APS inventory. Excluding the impact of the 200-APS inventory charge, our fiscal 1998 adjusted gross margin was 36%. The decrease in fiscal 1999 gross margin when compared to fiscal 1998 adjusted gross margin was primarily the result of the impact associated with our fourth quarter fiscal 1999 inventory provision resulting from the cancellation of orders under the Low NA 193nm Lithography program and higher per unit costs resulting from lower unit shipments of our Thermal products. These negative impacts were partially offset by higher margin shipments of our newly acquired APCVD products.

RESEARCH AND DEVELOPMENT

   During fiscal 1999, our R&D expenses were $94,698,000 (20% of net sales), compared to $87,272,000 (14% of net sales) during fiscal 1998. R&D amounts are net of funding we recognized under joint development agreements of $2,902,000 and $11,997,000 during fiscal 1999 and fiscal 1998, respectively. During June 1999 certain participants in our 193 development program withdrew from the program and have chosen to use, or are evaluating other solutions. Our R&D expense increased over fiscal 1998 primarily due to increased spending on our 157-nanometer development program, reduced development funding, offset in part by reduced spending on our 200-APS Track product resulting from its fiscal 1998 cancellation. The increase in R&D as a percentage of net sales reflects the significant year-to-year decrease in net sales.

MARKETING, GENERAL AND ADMINISTRATIVE

   Our fiscal 1999 MG&A expenses were $109,819,000 (23% of net sales), lower than fiscal 1998 MG&A of $130,615,000 (21% of net sales). The decrease in our MG&A from the preceding year was primarily due to reduced product support costs. The increase in MG&A as a percentage of net sales reflects our significant year-to-year decrease in net sales.

RESTRUCTURING CHARGES

   During our fourth quarter of fiscal 1998, we recorded restructuring and related charges of $33,680,000, of which we classified $14,563,000 as operating expenses. During the fourth quarter of fiscal 1999, we revised our estimate primarily due to expected severance and benefits costs and reversed approximately $506,000 of the fiscal 1998 restructuring and related charges accrued against operating expenses.

INTEREST AND OTHER INCOME

   Our interest and other income was $6,509,000 during fiscal 1999 compared to $6,082,000 for fiscal 1998. This year to year increase in interest and other income was primarily the result of foreign currency translation and exchange gains offset in part by lower interest income due to having lower average cash balances available for investment.

INTEREST EXPENSE

   Our fiscal 1999 interest expense was $1,305,000 compared to our fiscal 1998 interest expense of $1,018,000. Interest expense increased between periods primarily due to the three Japanese bank loans we assumed in connection with our acquisition of the Semiconductor Equipment Group.

TAX BENEFIT

   We recorded a 32% benefit for income taxes for fiscal 1999, compared to the 50% benefit recorded for fiscal 1998. Variations in our effective tax rate relate primarily to changes in the geographic distribution of our pretax income and certain tax-free interest income.

LIQUIDITY AND CAPITAL RESOURCES

   Our cash and cash equivalents and short-term investments at September 30, 2000 totaled $126,941,000, a decrease of $15,305,000 from our September 30, 1999 balance of $142,246,000 and a decrease of $23,059,000 from our September 30, 1998 balance of $150,000,000.

   We generated $22,707,000 in cash from operating activities during fiscal year 2000 and $2,933,000 in cash from operating activities during fiscal 1999. Contributors to our positive cash from operations include non-cash depreciation and amortization, net income of $46,821,000 and increased accrued liabilities and payables offset in part by increased inventories and accounts receivable.

   We used $28,367,000 in net cash for investing activities during fiscal year 2000 and $45,996,000 in net cash for investing activities during fiscal year 1999. During fiscal 2000 we had capital equipment purchases of $52,062,000 and net maturities of temporary investments of $23,695,000.

   Net cash provided by financing activities was $14,627,000 in fiscal 2000 compared to $19,056,000 during fiscal 1999. During fiscal 2000 we received $16,216,000 from the exercise of stock options and issuance of stock under our Employee stock purchase plan.

   In connection with our acquisition of the Semiconductor Equipment Group we assumed three Yen-denominated bank loans totaling approximately $22,700,000 bearing interest at rates of between 2.2% and 3.1%.

   In connection with the proposed merger with ASM Lithography, we would be obligated to make payments under certain employment agreements with four officers totaling approximately $15 million; however, three of these officers have entered into separation and consulting agreements with ASM Lithography that supercede our obligations under the employment agreements. See Notes to Consolidated Financial Statements.

   We have an unsecured $150,000,000 bank revolving line of credit agreement. Our line of credit agreement was amended on November 15, 2000 to extend its expiration until September 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. Our agreement includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends to our shareholders. In fiscal 1999, we amended certain of the covenants, in part to reflect our acquisition of the Semiconductor Equipment Group and change quarterly profitability covenants. We are in compliance with the covenants as amended. At September 30, 2000, we had outstanding irrevocable letters of credit for $8,000,000 under this line.

   We believe that we have sufficient working capital and available bank credit to sustain our operations and research and development activities, to the extent such activities are not funded by third parties for the next twelve months.*

RISKS INHERENT IN OUR BUSINESS

OUR OPERATING RESULTS WILL FLUCTUATE.

   We have previously experienced quarterly fluctuations in our operating results. Our operating results may in the future vary from quarter to quarter due to a number of factors, not all of which we control. These factors include:

      -  our ability to introduce new products
      -  the mix of our product shipments
      -  our sales volume
      -  our geographic mix of shipments
      -  our competitors activities
      -  merger and acquisition activity
      -  international events
      -  economic conditions affecting our customers demand
      -  exchange rate fluctuations
      -  difficulties obtaining materials or components on a timely basis

     Many of these factors are beyond our control and, whether or not we manage these risks effectively, we will likely experience variability in our quarterly operating results in the future.

WE RELY ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS OR IF ANY OF THESE CUSTOMERS CANCEL OR DELAY SHIPMENTS OF OUR PRODUCTS, OUR OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

   We rely on a limited number of customers for the majority of our net sales. In fiscal 2000, our largest customer accounted for 49% of our net sales. We believe that, for the foreseeable future, we will continue to rely on a limited number of customers for the majority of our net sales.* The loss of any single customer can have a large negative impact on our sales. For example, due to the delay and subsequent cancellation of our 200-APS Track product, our largest Track customer has decided to purchase systems with similar capabilities from another supplier. We expect that this decision will continue to have a harmful effect on our future Track product sales. If we lose any other significant customers or experience additional reductions in orders by a significant customer for any reason, this will harm our business, profitability and our cash flow will be harmed.*


    The risk of losing a single customer is heightened by the fact that we sell a relatively small number of systems to a few customers during each fiscal quarter at a high per system sales price. Our expenses for the most part are fixed in the short term and are based in part on our expectations for future revenues. As a result, our operating results for a quarter may be impacted because we can not adjust our expenses if:

      -  our customers cancel or reschedule their orders or shipments,
      -  we experience production or shipping delays,
      -  we do not receive anticipated customer orders or
      -  we ship fewer systems than we anticipate

WE HAVE SIGNED AN AGREEMENT TO MERGE WITH ASM LITHOGRAPHY HOLDING N.V., AND FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

   On October 2, 2000, we announced the signing of a merger agreement with ASM Lithography Holding N.V. whereby ASM Lithography will acquire us in an all stock transaction. Under the terms of the merger agreement, we will become a wholly owned subsidiary of ASM Lithography, and our stockholders will receive 1.286 ordinary shares of ASM Lithography for each share of our common stock. The merger is subject to approval by our stockholders, receipt of various governmental and regulatory approvals and other customary conditions. We expect the merger to close during the first half of calendar 2001.*

   If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

      - we may be required to pay ASM Lithography a termination fee of $47,000,000, which amounts to approximately 2.75% of the total value of the merger consideration to be received by our stockholders as of the time the merger was publicly announced on October 2, 2000.

      - the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed

      - costs related to the merger, such as legal and accounting fees, must be paid and expensed even if the merger is not completed

      - uncertainty related to the merger may damage relationships with our employees which may adversely affect our ability to attract and retain key personnel

      -  our customers may delay, defer or cancel purchasing decisions.

THE SEMICONDUCTOR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. IF WE DO NOT CONSTANTLY DEVELOP NEW PRODUCTS TO KEEP PACE WITH THE TECHNOLOGICAL CHANGE AND MEET OUR CUSTOMERS' DEMAND WE WILL LOSE CUSTOMERS AND OUR BUSINESS WILL SUFFER.

   Our products and processes are affected by rapid technological change and can quickly become obsolete. We believe our future success depends on our ability to continue to enhance our existing products and their process capabilities. We must develop and manufacture new products with improved process capabilities that enable our customers to fabricate more advanced semiconductors with increased efficiency. We are developing new technology products in our Track, Thermal and Lithography operations which are expected to be capable of processing or will be able to be upgraded in the field for processing 300mm wafers. Our failure to successfully introduce these or any other new products in a timely manner would result in the loss of our competitive position and could reduce the sale of our existing products.* In addition, new product introductions could contribute to quarterly fluctuations in our operating results as orders for new products commence and increase the potential for a decline in orders of our existing products, particularly if new products are delayed.*

   We believe that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Therefore, we must continue our development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers at a progressively lower cost of ownership. If we fail to develop the advanced technology required by our customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base we will experience a material adverse impact on our net sales and profitability.*

   Furthermore, much of our current growth in demand is for our legacy products to satisfy customer requirements to expand their production needs. In order for us to continue growing and to meet expected technology requirements of our customers, we must timely introduce, manufacture and obtain sufficient orders of our next generation products. If we are not able to effectively transition from our legacy products to our new products, including 300mm versions, our financial condition and results of operations could be materially harmed.*

WE HAVE EXPERIENCED DELAYS IN THE INTRODUCTION OF OUR PRODUCTS WHICH, IN THE PAST, HAVE CAUSED US TO LOSE CUSTOMERS. IF WE EXPERIENCE SIMILAR DELAYS IN THE INTRODUCTION OF OUR FUTURE PRODUCTS, OUR CUSTOMERS MAY DECIDE TO PURCHASE FROM OUR COMPETITORS INSTEAD, AND OUR BUSINESS WILL SUFFER.

   We have experienced delays in the introduction of new products and product enhancements due to technical, manufacturing and other difficulties and we may experience similar delays in the future. For example, in September 1998, we terminated future development of our previously announced 200-APS Track product and concentrated our efforts on completing the development of our next generation product, the ProCell. During June of 1999 we introduced the ProCell product which we initially shipped to a customer during our third quarter of fiscal 2000. We believe if there are delays in delivering initial quantities of the ProCell product, or any new product to multiple customers, this would result in customers purchasing our competitors' equipment.* This could harm industry acceptance of our ProCell product or any of our products. If we are unable to timely produce the ProCell or any other next generation product or the market does not accept such products our business and results of operations will be harmed.*

   In June 1999, five participants withdrew from our 193-nanometer development program and declined delivery of initial tools. These participants withdrew in part due to delays in our product development and due to changes in their technical requirements for our product. We are responding to this change in requirement by accelerating development of a very high numerical aperture version of our 193-nanometer product. Very high numerical aperture or "VHNA" technology is the physical attribute of the lense to achieve higher resolution and smaller line widths. We also are redesigning the stage technology of our VHNA version of our product to optimize cost of ownership and to address a broader market. We believe that the timing of our development and introduction of the VHNA version of our 193 product will meet our customer's volume production requirements of 130-nanometer nodes.* However, we can not assure you that we will introduce this product on time or that customers will commit to this product for their production needs. If we are unsuccessful in the introduction of this product or in obtaining sufficient orders for this product from our customers, this could reduce our future profitability.*

   Our customers usually select either a single supplier or a primary supplier for their equipment needs. We believe that significant delays in delivering quantities of newly developed products to multiple customers, due to engineering or manufacturing difficulties, could result in our customers electing to purchase our competitors equipment for their production requirements.* Due to the delay and subsequent termination of our 200-APS Track product in September 1998, and delays in our initial shipment of the ProCell until June 2000, our competitors have increased their Track market share. It has become increasingly difficult for us to regain Track market position. Our inability to produce new products on time or any failure of our products to achieve market acceptance could materially harm our business and results of operations.*

NEW PRODUCT INTRODUCTIONS ARE FREQUENTLY ACCOMPANIED BY A NEGATIVE IMPACT ON GROSS PROFITS. IF WE FAIL TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR TO ACHIEVE LONG TERM EFFICIENCIES FOLLOWING THE INTRODUCTION OF NEW PRODUCTS, THEN OUR GROSS PROFITS MAY BE MATERIALLY ADVERSELY AFFECTED IN THE LONG TERM.

   The unit cost of our products has historically been the highest when they are newly introduced into production and have at times had a negative impact on our gross profit, results of operations and cash flow. Cost reductions and enhancements come over time through:

      -  engineering improvements,
      -  economies of scale,
      -  improvements in our manufacturing process and
      -  improved serviceability of our products.

    Additionally, the unfavorable effect of new products on profitability and cash flow can be exacerbated when there is intense competition in the marketplace. We can not assure you that initial shipments of our new products will not adversely effect our profit or cash flow or that we will be able to improve our gross profit, results of operations and cash flow.*

WE HAVE INVESTED HEAVILY IN OUR 193 NANOMETER MICRASCAN STEP AND SCAN TECHNOLOGY. IF THE MARKET FOR THIS TECHNOLOGY DOES NOT DEVELOP AS WE EXPECT OR IF OUR COMPETITORS PRODUCE 193 NANOMETER TECHNOLOGY MORE TIMELY AND EFFECTIVELY THAN US, OUR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

   We believe that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* The development of a market for our Micrascan step-and-scan photolithography products is highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of our competitors to keep pace with this trend. We believe that as devices increase in complexity and size and require line widths below 0.3 micron, the technical advantages of our step-and-scan systems, as compared to our competitors steppers, will enable our customers to achieve finer line widths with improved critical dimension control resulting in higher yields of faster devices.*

    We believe that the transition of our customers to step-and-scan systems has accelerated.* We also believe that our customers will require volume quantities of production equipment as advanced as the current and pending versions of our Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive step-and-scan equipment capable of producing .25 micron line widths and below is available from competitors. Our customer's technological advancements are requiring our products to produce line-widths to satisfy 130-nanometer and 100-nanometer nodes requiring the use of new laser and photoresist technology. We currently have under development a 193-nanometer product to address these requirements which will be available in the early part of calendar year 2001.* Our current plans are to have machines available as bridge tools, capable of being upgraded on our customer's factory floor from a 200mm to a 300mm machine.* If our competitor's 248-nanometer steppers are able to further enhance existing technology to achieve finer line widths or, if they are successful in timely supplying 193-nanometer step-and-scan systems in sufficient quantities to erode the competitive and technological advantages of our 193-nanometer Micrascan, demand for our Micrascan products may not fully develop.*

   We also believe that for us to succeed in the long term, we must expand our customer base and sell our Micrascan step-and-scan photolithography products in volume on a global basis.* The Japanese market (including fabrication plants operated outside Japan by Japanese semiconductor manufacturers), the Taiwanese market and the Korean market represent a substantial portion of the overall market for photolithography exposure equipment. To date we have not been successful in penetrating any of these markets.

WE FACE INTENSE COMPETITION.

   The semiconductor equipment industry is very competitive. We face substantial competition throughout the world in all of our products. Many of our competitors have greater financial resources than we do. The trend toward consolidation in our industry has made it increasingly important for us to have the financial resources necessary to compete on a worldwide basis across a broad range of product offerings, to fund customer service and support and to invest in both product and process research and development. Significant competitive factors include;

      -  technology,
      - cost of ownership, a formula that includes; initial price, system throughput and reliability and time to maintain or repair,
      -  familiarity with particular manufacturers' products,
      -  established relationships between suppliers and customers,
      -  product availability and
      -  technological differentiation.

   We do encounter intense price competition, particularly in Asia and have experienced difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. We believe that outside Japan and the Pacific Rim we compete favorably with respect to most of these competitive factors.*

   We believe we will continue to face severe price competition globally from our competitors, the majority of whom are Japanese corporations.* We may continue to be forced to compete for customers on the basis of reduced prices, which could reduce our net sales and gross margins and adversely impact our cash flow.*

IF WE CAN NOT SUCCESSFULLY SELL OUR PRODUCTS TO THE JAPANESE AND PACIFIC RIM MARKETS OUR MARKET SHARE AND FUTURE GROWTH WILL SUFFER.

   Historically our customers have been heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers or their partners) represent a large portion of the overall market for our products. We believe that our Japanese competitors have a significant advantage resulting from their dominance of the Japanese and Pacific Rim semiconductor equipment market.* This advantage provides our competitors with the sales and technology base to compete more effectively throughout the rest of the world. As we are not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers we may be at a competitive disadvantage to our Japanese competitors who are engaged in collaborative efforts with such semiconductor manufacturers. To date we have not had significant success in penetrating either of these markets particularly with our photolithography equipment. We believe that we must substantially increase our share of the Japanese and Pacific Rim markets if we are to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of our U.S. and European customers. If we fail to gain customers in these markets it may limit the worldwide market share available to us and increase our risk of industry or geographic downturns and would adversely affect our business.*

   We are attempting to compete throughout the Pacific Rim against competitors having greater market share and more established service and support infrastructures. We have invested in the staffing and facilities we believe are necessary to sell, service and support customers in the Pacific Rim including a 36,000 square foot customer demonstration facility in Kawasaki City, Japan. However, we anticipate that we will continue to face significant price and technological competition.* There can be no assurance that our Pacific Rim operations will be profitable, even if we are successful in obtaining significant sales into this region. *

   We are focused on increasing our penetration into Korea and Taiwan, but to date have had limited success in securing volume orders from customers in this area. Many of our customers, who often have long standing relationships with our competitors, are outsourcing their manufacturing to foundries located in Taiwan. If we are not successful in selling in to these markets, it could have a harmful effect on our net sales, profitability and cash flow.*


IF WE DO NOT SUCCESSFULLY INTEGRATE THE SEMICONDUCTOR EQUIPMENT GROUP WE PURCHASED FROM WATKINS-JOHNSON COMPANY, OUR NET SALES, PROFITABILITY AND CASH FLOW COULD BE HARMED.

   We completed our acquisition of the Semiconductor Equipment Group of Watkins-Johnson on July 6, 1999. We may not realize the intended benefits from the acquisition due to the following:

      - we may experience difficulty with integrating the operations and personnel of the Semiconductor Equipment Group ,
      -  we may require additional financial resources to fund the operations,
      - we may be unable to maximize our financial and strategic position by the incorporation or development of the acquired technology and products,
      -  if we are unable to continue to attract and retain key personnel,
      - if we are unable to integrate the acquired products, technology and information systems from engineering, sales, product development and marketing perspectives and
      -  if we are unable to consolidate functions and facilities

   We believe we must successfully transition our Semiconductor Equipment Group products to incorporate process improvements such as single wafer processing and scalability from 200mm to 300mm wafer capability.* We can not assure you that we will not experience difficulties or delays in transitioning our products, which could materially harm our net sales, profitability and cash flow.*

   Our acquisition included the assumption of certain liabilities of the Semiconductor Equipment Group, which may prove more costly than we have anticipated. As an example, certain environmental remediation steps were put in place in Scotts Valley. We can not assure you that additional environmental hazards, liabilities or actions to streamline the operations may not result in future charges which may have a material adverse impact on our profitability and cash flow.*

WE MANUFACTURE OUR PRODUCTS IN LOCATIONS SUBJECT TO NATURAL DISASTERS.

   Our California facilities are located in seismically active regions. We manufacture our Track products in San Jose, California and substantially all of our Thermal products in Orange and Scotts Valley, California. Our Tinsley optical components are manufactured in Richmond California. Our photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If we lose the use of any of our facilities as a result of an earthquake, flood or other natural disaster, we would experience a material adverse effect on our operating results and cash flow.*

WE ARE SUBJECT TO A NUMBER OF ENVIRONMENTAL REGULATIONS. IF WE FAIL TO COMPLY WITH THESE REGULATIONS WE MAY FACE PENALTIES OR DELAYS IN PRODUCTION THAT COULD CAUSE US TO LOSE CUSTOMERS.

   We are subject to a number of governmental regulations related to our discharge or disposal of toxic and hazardous chemicals used in our manufacturing process. We believe that in general we are in compliance with these regulations and that we have obtained or expect to obtain shortly all necessary environmental permits to conduct our business.* The failure to comply with present or future regulations could result in fines or penalties being assessed against us, interruption of our production or in our customers refusing to accept our products.*

   Our Scotts Valley, California facility is subject to an environmental remediation plan being monitored by various governmental agencies. Watkins-Johnson Company purchased a guaranteed fixed price remediation contract from a third party environmental consultant to remediate the groundwater contamination at the facility. The remediation agreement obligates the third party to perform all of the obligations and responsibilities of Watkins-Johnson Company. We can not assure you that the third party consultant will have the financial resources or technical expertise to execute under the remediation agreement or that environmental regulatory agencies will not ultimately look to us to remediate the groundwater contamination at the site.*

   In 1996, we purchased from Perkin Elmer, approximately 50 acres of land and a 201,000 square foot building thereon located in Ridgefield, Connecticut. At the time we purchased this property, we were aware that certain groundwater and soil contamination was present and that the property was subject to a clean-up order being performed by Perkin Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements we have with Perkin Elmer provide that Perkin Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. We believe we are adequately indemnified by Perkin Elmer, but, if for some reason Perkin Elmer was unable to comply or did not comply with the clean-up order, we could be required to do so.*

IF WE CAN NOT SUCCESSFULLY SUPPLY LARGE VOLUMES OF MICRASCAN PRODUCTS TO MULTIPLE CUSTOMERS, WE MAY LOSE CUSTOMERS AND MARKET SHARE AND AS A RESULT OUR BUSINESS WILL SUFFER.

   We believe that our ability to supply systems in volume to multiple customers will be a major factor in customer decisions to commit to our Micrascan technology.* Based upon the expected future demand for our advanced lithography step-and-scan products, we have increased our Micrascan production capacity and in particular our optical manufacturing floor space. In 1996, we purchased from Perkin Elmer a 243,000 square foot facility (subsequently increased to 276,000 square feet) we occupied in Wilton, Connecticut and an additional 201,000 square foot building, which we now occupy, in Ridgefield, Connecticut. While we have invested in significant capital improvements related to the buildings purchased and the equipment required to expand our Micrascan production and optical manufacturing capabilities, we have not invested in all of the metrology and other equipment required to complete our expansion and maximize our manufacturing capacity. We plan to continue to increase capacity to produce optical components, which will enable us to quickly respond to our customer's requirements.*

   As we continue to expand our manufacturing infrastructure, this will require our continued recruitment, training and retention of a high quality workforce, as well as the achievement of manufacturing results on a scale greater than we have been successful at in the past. If we are unsuccessful in managing this expansion it could result in production delays and a subsequent loss of future orders and customers. In particular, we believe that significant delays in delivering quantities of our Micrascan products could result in customers electing to install competitive equipment in their facilities. These factors could impede acceptance of our Micrascan products on an industry-wide basis resulting in our profit being adversely affected by the increase in fixed costs and operating expenses with out a commensurate increase in net sales.*

   The time required for us to build our Micrascan systems is significant. For us to be successful, we will need to build more systems faster and reduce the cycle time required to build projection optics. To accomplish these objectives we will require;

      -  additional trained personnel,
      -  additional raw materials and components,
      -  improved manufacturing and testing techniques and
      -  continued development of our vendor supply infrastructure

     We also must continue building our factory, field service and technical support organization staffing and infrastructure to support anticipated customer requirements.* We can not assure you that we will not experience manufacturing difficulties or encounter problems in our attempt to increase or upgrade operations or that the anticipated customer requirements will not be reached.*

   In November 1997, we acquired Tinsley Laboratories, Inc. Tinsley designs, provides research and manufactures precision optical components, assemblies and systems, primarily for our photolithography products. Our primary reasons for the acquisition was Tinsley's technology and expertise relating to aspherical lenses, a key component of our photolithography products, the adaptation of certain of Tinsley's manufacturing processes by us and Tinsley's commencement of the fabrication of non-aspherical lenses. However, there is no certainty that Tinsley's manufacturing technology is scaleable, or that such expertise can be transferred without substantial time or expense, if at all.* The inability of us to transfer these technology's and manufacturing processes for use in a substantially larger scale or the inability of Tinsley to manufacture non-aspherical lenses in sufficient quantities could adversely affect our ability to realize any significant benefits from our acquisition.*

OUR MICRASCAN PRODUCTS UTILIZE CERTAIN MATERIAL AND COMPONENTS PROVIDED BY SOLE SOURCE SUPPLIERS.

   There are certain raw materials, components and subassemblies that we obtain either from single sources or from a limited group of qualified suppliers. Although to date we have not experienced significant delays in our production due to unavailability or delays in procurement of component parts or raw materials, disruption of these sources could occur which could at least temporarily harm our operating results. Moreover, if we experience prolonged delays in obtaining certain components, this could materially harm our business, operating results and damage relationships with our customers.*

   The raw material for a proprietary component of the optical system for our Micrascan product is available from only one supplier. This supplier has expanded their capacity to meet our projected long-term requirements and has created and stored agreed upon quantities of safety stock. Additionally, a version of our Micrascan III system utilizes an Excimer laser that is manufactured in volume by only one supplier. In fiscal 1999 we qualified an additional source of lasers for current and future versions of our Micrascan products, allowing the potential for the integration of such lasers into our system. If our suppliers are unable to meet their commitments and provide acceptable quantities of material, we would be unable to manufacture the quantity of products we require to meet our customers anticipated future demand, which may have a material adverse effect on our business, revenue and profitability.*

   Calcium fluoride is a raw material that has historically been in short supply and is integral to the production of optics capable of producing quality line widths of .10 micron and below. The optical system for our MSV, 193 HNA product and our 157-nanometer lithography product, currently under development, utilizes calcium fluoride.* We have qualified a supplier and have put in place a Supply agreement with this supplier for the production and supply of calcium fluoride. We can not assure you that this supplier will be able to supply the quality or quantity of calcium fluoride necessary for us to meet expected customer demand.* Failure to secure adequate supplies of calcium fluoride could have a material adverse effect on our business and operating results.*

WE DEPEND ON OUTSIDE RESEARCH AND DEVELOPMENT FUNDING TO ASSIST IN DEVELOPING OUR ADVANCED MICRASCAN TECHNOLOGY. IF WE LOSE THIS FUNDING OR ARE UNSUCCESSFUL IN RECEIVING OUTSIDE FUNDING FROM OTHER SOURCES OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

   In fiscal 1999, we entered into an agreement with Intel for the development of 157-nanometer lithography technology. This agreement obligates us, among other things, to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advanced payments for the development and manufacture of these machines, based upon predetermined milestones. At September 30, 2000, $2,000,000 of development funding from Intel has been recognized and offset against R&D expense. Separately, in 1999 Intel invested approximately $15,000,000 in us in the form of the purchase of Series 1 Convertible Preferred Stock. We are obligated to dedicate a certain amount of our 157-nanometer unit production output to Intel and are required to use the proceeds from the Series 1 Preferred investment and funds received under the agreement for the development of technology for use on 157-nanometer lithography equipment. We can not assure you that we will be successful in developing 157-nanometer technology or that we will be able to manufacture significant quantities of machines to satisfy our obligations to Intel or other customers.* We can not assure you that we will be able to fund from operations the development program or that we will be able to obtain future outside funding beyond that which we are currently receiving.* If we fail to receive such funds or if we are required to increase our own funds to fund development, our research and development expenses would increase and our operating income would be reduced correspondingly.*

THE FUTURE PROFITABILITY OF OUR LITHOGRAPHY OPERATION IS UNCERTAIN.

   If we are to attain our objective of being a volume supplier of advanced photolithography products to multiple customers, we must expand our customer base to include additional customers who order production-quantities of products. We believe the costs associated with these and other factors make it difficult for SVGL to operate profitably in the future*:

      -  our continued development of our Micrascan technology,
      -  our expansion of SVGL's manufacturing capacity,
      -  our related increase in manpower and customer support,
      -  increased competition and
      - developing and manufacturing current and future Micrascan products, in particular the projection optics.

WE ARE DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

   Our future success is dependent to a large extent on the continued contributions of our executive officers and key management and technical personnel. In particular, our future growth in SVGL is dependent on our ability to attract and retain key skilled employees, particularly those related to the optical segment of our business.

   We have agreements with each of our executive officers to help ensure the officers' continued service to us in the event of a change-in-control. Each of our executive officers, key management and technical personnel would be difficult to replace. The loss of the services of one or more of our executive officers or key personnel, or the inability to continue to attract qualified personnel could delay our product development initiatives or otherwise have a material adverse effect on our business, financial condition and operating results.

WE ARE SUBJECT TO LEGAL PROCEEDINGS WHICH MAY HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

   On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving our claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We have successfully moved to transfer the case to the United States District Court for the Northern District of California. Discovery is ongoing and trial has been set to begin on February 26, 2001.

   While the outcome of such litigation is uncertain, we believe we have meritorious defenses to the claims and intend on conduct a vigorous defense.* However, an unfavorable outcome in this matter could have a material adverse effect on our financial condition.*

   On July 8, 1999, we filed a complaint for copyright infringement to protect our investment and intellectual property from six third party vendors. We subsequently settled or withdrew complaints against five of the defendants. Our complaint alleges that the named defendant has infringed upon certain of our copyrights on our 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. Our complaint further asks for preliminary and permanent injunction against the defendants' further infringement of our copyrights and sale of infringing systems and boards, and for an award of damages. This defendant has filed a counterclaim against us in response to our complaint.

   In addition to the above, from time to time, we are party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on our financial position or operating results.*

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101, as amended, requires implementation by the Company no later than the fourth quarter of fiscal 2001. Accordingly, any revenues that do not meet SAB 101's guidance will be deferred and recorded as revenue in future periods, including such revenue previously reported for the first three quarters of fiscal 2001 that do not meet the criteria of SAB 101. Changes in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle as of October 1, 2000. Under the Company's existing revenue recognition policy, revenue from sales of products based on existing technologies is recognized when the customer takes title to the product, generally at the time of shipment. Costs to install equipment in the customers' facilities are accrued at the time the product revenue is recognized. The Company has historically recognized revenue prior to installation as the installation costs, and the related estimated fair value, are insignificant relative to the sales price and gross profit of the transaction. In addition, the Company has a long history of successful installations within a short timeframe of delivery and the cost to complete installation does not vary materially from one instance to another. Revenue is deferred on initial shipments of new products based on new technologies until after customer acceptance. SAB 101 permits companies to treat the installation of equipment as a separate earnings process if such installation is not essential to the functionality of the equipment. The Company has concluded that, in most cases, installation is not essential to the functionality of its equipment. The equipment is generally available as a standard product with options, the installation does not significantly alter the equipment's capabilities and, in certain instances, other companies are available to perform the installation. In those instances where installation is essential to the functionality, the Company will defer revenue until after the installation is complete. In any case, the installation obligation would not be considered inconsequential under SAB 101 because under most of the Company's contracts the timing of payment of a portion of the sales price coincides with installation. The Company believes that it has an enforceable claim for the portion of the sales price not related to the fair value of the installation should it not fulfill the installation obligation in those cases where installation is not essential to the functionality of the equipment. The Company believes that the portion of the sales price paid after installation bears no relationship to the fair value of the installation services. For example, while the installation effort does not vary materially from customer to customer, individual customer arrangements may vary from 100 percent of the sale due upon shipment to 80 percent due upon shipment and 20 percent due after installation. Accordingly, under SAB 101 the Company will defer the fair value of the installation services until installation is complete. The Company will determine the fair value of such services based on its prices for similar services to customers (e.g., service repairs and maintenance) and, where applicable, prices charged by third parties for such installation services.

   The Company has not yet determined the effect of adopting SAB 101 on its financial statements because this will require information regarding the number of incomplete installations as of September 30, 2000 and September 30, 2001. Such information for September 30, 2001 can not be reasonably estimated at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. We attempt to minimize our currency fluctuation risk by actively managing the balances of current assets and liabilities denominated in foreign currencies. A 10% change in the foreign currency exchange rates would not have a material impact on our results of operations.*

   We purchase foreign exchange contracts to hedge certain of our existing firm commitments (primarily Yen denominated). We recognize gains and losses on these contracts to income when the related transaction being hedged is recognized. As the effect of movements in currency exchange rates on forward exchange contracts generally offsets the related effects on the underlying items being hedged, these financial instruments are not expected to subject us to risks that otherwise result from changes in currency exchange rates.*

   We have investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of our debt investments and our ability to hold our fixed income investments to maturity the impact of a 10% interest rate change would not have a material impact on the value of such investments.*

   We have fixed rate debt obligations, which range between 2.2% to 12% with a weighted average of 3.1% and maturity dates through February 2011. Certain of our manufacturing facilities are leased under operating lease agreements under which the monthly rent payments adjust based on LIBOR. Monthly rent payments are variable at 0.75% to 2.0% over LIBOR. For one of the leases, we have entered into an interest rate swap contract to fix the interest rate and therefore, the lease payment. For the other lease, we have income and cash flow exposure to the extent that LIBOR changes. The impact of a 10% change in interest rates would not have a material impact on the amount of our lease payment.*

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements Included in Item 8:

                                                                                     Page
                                                                                     ----
Independent Auditors' Report........................................................  27

Consolidated Balance Sheets at September 30, 1999 and 2000..........................  29

Consolidated Statements of Operations for the Years Ended
  September 30, 1998, 1999 and 2000.................................................  30

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  (Loss) for the Years Ended September 30, 1998, 1999 and 2000......................  31

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1998, 1999 and 2000...................................................  32

Notes to Consolidated Financial Statements..........................................  33

Schedule for each of the three years in the period ended September 30, 2000 included in Item 14(a) II--Valuation and Qualifying Accounts and Reserves...........  62


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















INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
   Silicon Valley Group, Inc.:

We have audited the accompanying consolidated balance sheets of Silicon Valley Group, Inc. and its subsidiaries as of September 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Valley Group, Inc. and its subsidiaries at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United states of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
-------------------------

San Jose, California
October 30, 2000 (November 15, 2000 as to the first sentence of Note 7)

SILICON VALLEY GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                1999            2000
                                                                ---------       ---------
ASSETS

Current Assets:
    Cash and equivalents                                        $  98,278       $ 105,954
    Short-term investments                                         43,968          20,987
    Accounts receivable (net of allowances of $5,038
       and $4,973, respectively)                                  153,981         218,936
    Refundable income taxes                                         2,500              --
    Inventories                                                   200,769         287,594
    Prepaid expenses and other assets                               9,826          12,269
    Deferred income taxes                                          35,489          31,789
                                                                ---------       ---------
        Total current assets                                      544,811         677,529

Property and equipment, net                                       198,403         198,697
Deposits and other assets                                           8,299          14,100
Goodwill, net                                                       3,260           2,046
                                                                ---------       ---------
Total                                                           $ 754,773       $ 892,372
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                            $  34,202       $  65,640
    Accrued liabilities                                           123,266         153,119
    Current portion of long-term debt                               1,620           1,285
    Income taxes payable                                            3,568          11,974
                                                                ---------       ---------
        Total current liabilities                                 162,656         232,018
                                                                ---------       ---------
Long-term debt                                                     26,790          24,768
                                                                ---------       ---------
Deferred and other liabilities                                      7,790          10,393
                                                                ---------       ---------
Commitments                                                            --              --
Stockholders' Equity:
    Series 1 convertible preferred stock--$0.01 par value,
        Shares authorized: 1,000,000;
        Shares outstanding: 15,000                                 14,976          14,976
    Common stock--$0.01 par value, shares authorized:
        100,000,000; shares outstanding: 1999: 33,333,884;
        2000: 34,547,167                                          410,068         429,986
    Retained earnings                                             134,928         181,749
    Accumulated other comprehensive loss                           (2,435)         (1,518)
                                                                ---------       ---------
        Total stockholders' equity                                557,537         625,193
                                                                ---------       ---------
Total                                                           $ 754,773       $ 892,372
                                                                =========       =========

See accompanying notes to consolidated financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1998            1999            2000
                                               ---------       ---------       ---------
Net sales                                      $ 608,625       $ 473,690       $ 842,309

Cost of sales:

    Cost of net sales                            389,279         312,319         474,686
    Restructuring charges                         19,117              --              --
                                               ---------       ---------       ---------

Gross profit                                     200,229         161,371         367,623

Operating expenses:

    Research, development and related
      engineering                                 87,272          94,698         135,425
    Marketing, general and administrative        130,615         109,819         166,027
    Restructuring and related charges             14,563            (506)             --
                                               ---------       ---------       ---------

Operating income (loss)                          (32,221)        (42,640)         66,171

Interest and other income                          6,082           6,509           9,015

Interest expense                                  (1,018)         (1,305)         (2,028)
                                               ---------       ---------       ---------

Income (loss) before income taxes                (27,157)        (37,436)         73,158

Provision (benefit) for income taxes             (13,580)        (11,980)         26,337
                                               ---------       ---------       ---------

Net income (loss)                              $ (13,577)      $ (25,456)      $  46,821
                                               =========       =========       =========

Net income (loss) per share--basic             $   (0.42)      $   (0.77)      $    1.39
                                               =========       =========       =========
 Shares used in per share
     computations--basic                          32,438          32,926          33,675
                                               =========       =========       =========

Net income (loss) per share--diluted           $   (0.42)      $   (0.77)      $    1.31
                                               =========       =========       =========
 Shares used in per share
    computations--diluted                         32,438          32,926          35,870
                                               =========       =========       =========


See accompanying notes to consolidated financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                            SERIES 1 CONVERTIBLE                                        ACCUMULATED
                                              PREFERRED STOCK           COMMON STOCK                       OTHER
                                              ---------------           ------------         RETAINED  COMPREHENSIVE
(IN THOUSANDS EXCEPT SHARES)                SHARES       AMOUNT       SHARES      AMOUNT     EARNINGS   INCOME(LOSS)    TOTAL
                                          ----------   ----------   ----------  ----------  ---------- ------------- ----------
Balances, October 1, 1997                         --           --   32,272,342  $  399,663  $  173,961  $     (514)  $  573,110
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------

Stock options exercised                                                158,254         866                                  866
Employee stock purchase plan                                           265,798       3,196                                3,196
Tax benefit of stock option transactions                                               737                                  737
Components of comprehensive loss:
   Net loss                                                                                    (13,577)                 (13,577)
   Cumulative translation adjustment                                                                        (2,802)      (2,802)
                                                                                                                     ----------
        Total comprehensive loss                                                                                        (16,379)
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------

Balances, September 30, 1998                      --           --   32,696,394     404,462     160,384      (3,316)     561,530
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------

Stock options exercised                                                214,659       1,444                                1,444
Employee stock purchase plan                                           422,831       3,496                                3,496
Tax benefit of stock option transactions                                               357                                  357
Stock compensation                                                                     309                                  309
Sale of convertible preferred stock, net
    of $24 in issuance costs                  15,000   $   14,976                                                        14,976
Components of comprehensive loss:
   Net loss                                                                                    (25,456)                 (25,456)
   Cumulative translation adjustment                                                                           574          574
   Change in unrealized gain
        on investments                                                                                         345          345
   Pension liability                                                                                          (38)         (38)
                                                                                                                     ----------
        Total comprehensive loss                                                                                        (24,575)
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balances, September 30, 1999                  15,000       14,976   33,333,884     410,068     134,928      (2,435)     557,537
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------

Stock options exercised                                                840,130      12,222                               12,222
Employee stock purchase plan                                           373,153       3,994                                3,994
Tax benefit of stock option transactions                                             3,702                                3,702
Components of comprehensive income:
   Net income                                                                                   46,821                   46,821
   Cumulative translation adjustment                                                                          101          101
   Change in unrealized gain
        on investments and derivatives                                                                         768          768
   Pension liability                                                                                           48            48
                                                                                                                     ----------
        Total comprehensive income                                                                                       47,738
                                          ----------   ----------   ----------  ----------  ----------  ----------   ----------
Balances, September 30, 2000                  15,000   $   14,976   34,547,167  $  429,986  $  181,749  $   (1,518)  $  625,193
                                          ==========   ==========   ==========  ==========  ==========  ==========   ==========




See accompanying notes to consolidated financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                       1998            1999            2000
                                                                  ---------       ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                             $ (13,577)      $ (25,456)      $  46,821
    Reconciliation to net cash provided by operating
      activities:
        Depreciation and amortization                                39,171          48,690          51,277
        Amortization of goodwill                                        848             476           1,214
        Deferred income taxes                                       (17,150)        (11,977)          3,700
        Stock compensation                                               --             309              --
        Tax benefit of stock option transactions                        737             357           3,702
        Changes in assets and liabilities:
            Accounts receivable                                      24,232         (32,419)        (64,955)
            Refundable income taxes                                 (15,000)         12,500           2,500
            Inventories                                              15,478          26,318         (86,825)
            Prepaid expenses and other assets                            22            (819)         (2,443)
            Deposits and other assets                                   373          (2,502)         (5,801)
            Accounts payable                                        (18,361)          3,507          31,438
            Accrued liabilities                                       5,617         (16,366)         33,673
            Income taxes payable                                        769             315           8,406
                                                                  ---------       ---------       ---------

    Net cash provided by operating activities                        23,159           2,933          22,707
                                                                  ---------       ---------       ---------

Cash flows from investing activities:
    Purchases of short-term investments, available for sale         (10,190)        (54,773)        (17,023)
    Maturities of short-term investments, available for sale         58,737          39,575          40,718
    Purchases of property and equipment                             (79,208)        (30,937)        (52,062)
    Net cash received from SEG acquisition                               --             139              --
                                                                  ---------       ---------       ---------

    Net cash used for investing activities                          (30,661)        (45,996)        (28,367)
                                                                  ---------       ---------       ---------

Cash flows from financing activities:
    Sale of preferred stock                                              --          14,976              --
    Sale of common stock                                              4,062           4,940          16,216
    Proceeds from borrowings                                            250              --              --
    Repayment of debt                                                (2,108)           (860)         (1,589)
                                                                  ---------       ---------       ---------

    Net cash provided by financing activities                         2,204          19,056          14,627
                                                                  ---------       ---------       ---------

Effect of exchange rate changes on cash                              (2,816)            710          (1,291)
                                                                  ---------       ---------       ---------

Increase (decrease) in cash and equivalents                          (8,114)        (23,297)          7,676
Cash and equivalents:
    Beginning of year                                               129,689         121,575          98,278
                                                                  ---------       ---------       ---------

    End of year                                                   $ 121,575       $  98,278       $ 105,954
                                                                  =========       =========       =========




See accompanying notes to consolidated financial statements.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR. The Company uses a 52-53 week fiscal year ending on the Friday closest to September 30. The accompanying financial statements have been shown as ending on September 30. Fiscal 1998, 1999 and 2000 each included 52 weeks.

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

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. The Company places its cash equivalents and short-term investments in high-grade instruments, with high-quality financial institutions. Further, by policy, it limits the amount of credit exposure with any one counterparty and the amount of total investment through any one financial institution or in any one type of investment.

The Company sells its systems to both domestic and international semiconductor manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts. The combined receivables at September 30, 2000 for the Company's top five revenue-generating customers in fiscal 2000 total approximately $130,000,000.

The Company is exposed to credit loss in the event of nonperformance by counterparties on the foreign exchange contracts used in hedging activities. The Company minimizes the credit on repayment risk in derivative instruments by entering into transactions with counterparties whose credit ratings are AA or higher and monitoring the amount of exposure in each counterparty.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly assesses those estimates and, while actual results may differ, management believes that the estimates are reasonable.

PRINCIPLES OF CONSOLIDATION. The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries after elimination of significant intercompany transactions and balances.

The functional currency for the majority of the Company's subsidiaries is the U.S. dollar, and for such subsidiaries, foreign exchange gains and losses are included in net income (loss) and were not significant in any of the periods presented. For two subsidiaries, the functional currency is the local currency, and for these subsidiaries, remeasurement gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Certain intercompany receivables from two subsidiaries have been classified as long term and the cumulative translation adjustments related to these receivables are in accumulated other comprehensive income (loss) in stockholders' equity.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. Cash equivalents are stated at cost, plus any accrued interest, which approximates fair value.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

                                      YEARS
Land improvements                                      15
Buildings and improvements                       28 to 40
Machinery and equipment                           2 to 10
Furniture and fixtures                            2 to 10
Leasehold improvements           Shorter of the estimated
                            useful life or the lease term

LONG LIVED ASSETS. The Company evaluates the carrying value of its long lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of the assets may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition is less than the carrying value of the asset. During fiscal 2000, no long lived assets were determined to be impaired.

GOODWILL. The Company amortizes goodwill on a straight-line basis over the estimated life of twenty-five years.

REVENUE RECOGNITION. The Company recognizes revenue from sales of products based on existing technologies when the customer takes title to the product, generally at the time of shipment. Costs to install equipment in the customers' facilities are accrued at the time the product revenue is recognized. The Company recognizes revenue prior to installation as the installation costs, and the related estimated fair value, are insignificant relative to the sales price and gross profit of the transaction. In addition, the Company has a long history of successful installations within a short timeframe of delivery and the cost to complete installation does not vary materially from one instance to another. Revenue is deferred on initial shipments of new products based on new technologies until after customer acceptance. During fiscal 2000 and 1999, the Company recognized net sales of approximately $75,000,000 and $20,000,000 from a customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until future shipment dates. At September 30, 2000 the Company was storing approximately $36,000,000 of such equipment with scheduled shipment dates through October 2000. Product liability and installation costs are accrued in the period that sales are recognized.

RESEARCH, DEVELOPMENT AND RELATED ENGINEERING. Research, development and related engineering costs are expensed as incurred. Funds received under development funding arrangements are recorded as a reduction to such expenses as earned. The Company's products include certain software applications that are integral to the operation of the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software and/or development of the related hardware.

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

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                             1998           1999           2000
                                                           --------       --------       --------
Numerator:
    Net income (loss)                                      $(13,577)      $(25,456)      $ 46,821
                                                           --------       --------       --------
Denominator:
    Denominator for basic net income (loss) per share
      --weighted average shares outstanding                  32,438         32,926         33,675
    Convertible preferred stock                                  --             --          1,111
    Employee stock options                                       --             --          1,084
                                                           --------       --------       --------
Denominator for diluted net income (loss) per
      share--adjusted weighted average shares outstanding    32,438         32,926         35,870
                                                           --------       --------       --------
Basic net income (loss) per share                          $  (0.42)      $  (0.77)      $   1.39
                                                           ========       ========       ========
Diluted net income (loss) per share                        $  (0.42)      $  (0.77)      $   1.31
                                                           ========       ========       ========

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average options to purchase approximately 3,700,000 shares in 1999 and 2,800,000 shares in 1998 of common stock at a weighted average exercise price of $18.22 per share and $18.59 per per share respectively were excluded from the computation of diluted earnings per common share because their effect was antidilutive. Weighted average preferred stock convertible into approximately 461,000 common shares was excluded from the computation of diluted earnings per share in 1999 because its effect was antidilutive. In 2000, options to purchase approximately 1,500,000 shares of common stock with a weighted average price of $27.56 per share, were outstanding but excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price and, therefore the effect would be antidilutive.

EMPLOYEE STOCK PLANS. The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of APB No. 25 for purposes of determining net income or loss and has adopted the pro forma disclosure requirements of SFAS No. 123.

COMPREHENSIVE INCOME. In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on investments and derivatives, foreign currency translation adjustments, and pension liability changes. The adoption of SFAS No. 130 required additional disclosure in the consolidated statement of stockholders' equity and comprehensive income (loss), but did not impact the Company's consolidated financial position, results of operations or cash flows.

SEGMENT INFORMATION. In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for a Company's business segments and related disclosures about its products, services, geographic areas and major customers.

The Company primarily designs, manufactures, markets, and services semiconductor wafer processing equipment used in the fabrication of integrated circuits. All operating units are aggregated into one segment because of their similarities in the nature of products and services, production processes, types of customers, and distribution method.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective October 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value. Changes in the fair value are recognized periodically in either income or stockholders' equity as a component of comprehensive income (loss), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material effect on the Company's financial results.

The Company principally uses derivative financial instruments to manage foreign exchange and interest rate risks. The Company's risk management policy is to enter into such contracts only when pre-existing or probable risk exists that the Company wishes to reduce or eliminate. No derivative contracts are entered into for speculative purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101, as amended, requires implementation by the Company no later than the fourth quarter of fiscal 2001. Accordingly, any revenues that do not meet SAB 101's guidance will be deferred and recorded as revenue in future periods, including such revenue previously reported for the first three quarters of fiscal 2001 that do not meet the criteria of SAB 101. Changes in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle as of October 1, 2000. Under the Company's existing revenue recognition policy, revenue from sales of products based on existing technologies is recognized when the customer takes title to the product, generally at the time of shipment. Costs to install equipment in the customers' facilities are accrued at the time the product revenue is recognized. The Company has historically recognized revenue prior to installation as the installation costs, and the related estimated fair value, are insignificant relative to the sales price and gross profit of the transaction. In addition, the Company has a long history of successful installations within a short timeframe of delivery and the cost to complete installation does not vary materially from one instance to another. Revenue is deferred on initial shipments of new products based on new technologies until after customer acceptance. SAB 101 permits companies to treat the installation of equipment as a separate earnings process if such installation is not essential to the functionality of the equipment. The Company has concluded that, in most cases, installation is not essential to the functionality of its equipment. The equipment is generally available as a standard product with options, the installation does not significantly alter the equipment's capabilities and, in certain instances, other companies are available to perform the installation. In those instances where installation is essential to the functionality, the Company will defer revenue until after the installation is complete. In any case, the installation obligation would not be considered inconsequential under SAB 101 because under most of the Company's contracts the timing of payment of a portion of the sales price coincides with installation. The Company believes that it has an enforceable claim for that portion of the sales price not related to the fair value of the installation should it not fulfill the installation obligation in those cases where installation is not essential to the functionality of the equipment. The Company believes that the portion of the sales price paid after installation bears no relationship to the fair value of the installation services. For example, while the installation effort does not vary materially from customer to customer, individual customer arrangements may vary from 100 percent of the sale due upon shipment to 80 percent due upon shipment and 20 percent due after installation. Accordingly, under SAB 101 the Company will defer the fair value of the installation services until installation is complete. The Company will determine the fair value of such services based on its prices for similar services to customers (e.g., service repairs and maintenance) and, where applicable, prices charged by third parties for such installation services.

The Company has not yet determined the effect of adopting SAB 101 on its financial statements because this will require information regarding the number of incomplete installations as of September 30, 2000 and September 20, 2001. Such information for September 30, 2001 can not be reasonably estimated at this time.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the fiscal 2000 presentation. Such reclassifications had no impact on the Company's financial position or results of operations.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the Purchase Agreement, the Company acquired from Watkins-Johnson all of its limited liability company interests in Semiconductor Equipment Group, LLC and the outstanding capital stock of certain foreign subsidiaries. The acquisition was accounted for as a purchase. The Company made preliminary payments to Watkins-Johnson of approximately $9,000,000 based upon certain values of assets and liabilities at December 31, 1998. The purchase price was adjusted to $2,700,000 based upon the final closing Balance Sheet of July 2, 1999. The $6,300,000 excess payment to Watkins-Johnson appears in accounts receivable at September 30, 1999 and was refunded in October 1999. The total purchase price of $4,100,000 included approximately $1,400,000 in costs directly attributable to the acquisition and was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the net SEG assets over the total purchase price was used to proportionately reduce the value of material noncurrent assets acquired.

The operating results of SEG have been included in the consolidated statements of operations since the date of acquisition. Had the acquisition taken place at the beginning of the periods presented, unaudited pro forma results of operations would have been as follows (in thousands, except per share data):

                               1998         1999
                             --------     --------
Net sales                    $705,606     $570,636
Net loss                      (64,728)     (22,170)
Diluted loss per share          (2.00)       (0.67)

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

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to the restructuring accrual in fiscal 1999 and 2000 are as follows:

(IN THOUSANDS)                                   200-APS
                                                INVENTORY
                                   SEVERANCE   AND PURCHASE    CUSTOMER    OTHER EXIT
                                 AND BENEFITS  COMMITMENTS    OBLIGATIONS     COSTS         TOTAL
                                 ------------  -----------    -----------  ----------      -------
Balance at October 1, 1998         $ 3,006       $ 1,832       $ 2,293       $   201       $ 7,332
Incurred fiscal 1999                (1,761)       (1,832)       (2,037)         (201)       (5,831)
Adjustments fiscal 1999               (506)           --            --            --          (506)
                                   -------       -------       -------       -------       -------
Balance at September 30, 1999          739            --           256            --           995
Charge fiscal 2000                      --            --            (7)           --            (7)
                                   -------       -------       -------       -------       -------
Balance at September 30, 2000      $   739       $    --       $   249       $    --       $   988
                                   =======       =======       =======       =======       =======

Substantially all employee terminations were effected as of September 30, 1999, although benefits are expected to continue to be paid throughout fiscal 2001. Customer obligations will be concluded in fiscal 2001.

NOTE 4.  INVESTMENTS

Investments in debt and equity securities are classified as available for sale and measured at fair value. Material unrealized gains and losses are recorded net of applicable taxes, in accumulated other comprehensive income (loss) in stockholders' equity until realized. At September 30, 2000 net unrealized gains on investments totaled $1,674,000.

Investments are comprised of the following:

                                                                SEPTEMBER 30,
                                                        1999                      2000
                                                        ----                      ----
       (IN THOUSANDS)                                         MARKET                    MARKET
                                                  COST        VALUE         COST        VALUE
                                                  ----        -----         ----        -----
Available for sale:
Institutional money market funds                $ 64,652     $ 64,652     $ 39,608     $ 39,608

Market auction preferreds                             --           --        7,000        7,000
Municipal notes                                       --           --        4,000        4,000
Commercial paper                                      --           --       31,728       31,728
                                                --------     --------     --------     --------
Total included in cash and cash equivalents     $ 64,652     $ 64,652     $ 82,336     $ 82,336
                                                --------     --------     --------     --------

Municipal bonds                                      256          251           --           --
Municipal notes                                   13,833       13,806           --           --
Market auction preferreds                          4,000        4,000        4,000        4,000
Medium term notes                                     --           --        4,976        4,988
Certificates of deposit                            5,030        4,985           --           --
Foreign debt securities                            2,036        2,000        2,991        2,998
Corporate bonds                                    1,003        1,003           --           --
Corporate notes                                       --           --        2,064        2,018
U.S. government agencies                          17,995       17,923        6,995        6,983
                                                --------     --------     --------     --------
Total included in short-term investments          44,153       43,968       21,026       20,987
                                                --------     --------     --------     --------

Institutional mutual funds
    Included in deposits and other assets          4,610        5,230        4,773        6,486
                                                --------     --------     --------     --------
Total available for sale                        $113,415     $113,850     $108,135     $109,809
                                                ========     ========     ========     ========


All of the Company's investments at September 30, 2000 mature within one year.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. FINANCIAL INSTRUMENTS

The Company has two operating lease agreements extending through June 2004 on certain of its facilities. Payments are variable based on monthly LIBOR plus a variable spread. In 1999, for one of these lease agreements the Company entered into an interest rate swap contract, to effectively fix the LIBOR based amount of the monthly lease payments. The interest rate swap is a cash flow hedge and is reflected at fair value in the consolidated balance sheet. The related gains or losses are reflected in other comprehensive income (loss), and reclassified as an adjustment to rent expense over the same period in which the related rent payments are recognized in earnings. The unrealized gain at September 30, 2000 is not significant.

At September 30, 2000 the Company held foreign exchange contracts to sell Japanese Yen at a notional amount of approximately $6,200,000 and a fair value of approximately $6,100,000 based on the September 30, 2000 forward spot rates to hedge orders from Japanese customers. The Company considers these contracts cash flow hedges and as such, they are reflected on its balance sheet and the related gains or losses are included in other comprehensive income (loss) and recognized in the period in which the related revenue and receivable is recorded. Gains and losses on foreign exchange contracts are included as a component of interest and other income on the consolidated statement of operations. Approximately $100,000 in net unrealized gains on foreign exchange contracts at September 30, 2000 are included in other comprehensive income
(loss), all of which the Company expects to recognize in income as the foreign exchange contracts mature, which is expected to be over the next 12 months. These gains will be offset in the future by changes in the value of the related receivables. In addition, the Company held foreign exchange contracts to sell Japanese Yen at a notional amount of approximately $12,700,000 and a fair value of approximately $12,200,000 based on September 30, 2000 forward spot rates offsetting an equivalent amount of customer receivables denominated in Yen.

To the extent that any interest rate or foreign exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the hedged transaction, the changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. There were no gains or losses due to hedge ineffectiveness for the year ended September 30, 2000.

There were no foreign exchange instruments in the year ended September 30, 1999.


NOTE 6. BALANCE SHEET COMPONENTS


                                           SEPTEMBER 30,
(IN THOUSANDS)                         1999            2000
                                    ---------       ---------
Inventories:
   Raw materials                    $  83,080       $ 128,467
   Work-in-process                    115,172         152,393
   Finished goods                       2,517           6,734
                                    ---------       ---------
Total                               $ 200,769       $ 287,594
                                    =========       =========

Property and equipment:
   Land and improvements            $  19,351       $  19,000
   Buildings and improvements          87,645          89,949
   Machinery and equipment            195,944         231,725
   Furniture and fixtures              41,554          40,761
   Leasehold improvements              26,611          26,156
                                    ---------       ---------
Total                                 371,105         407,591
                                    ---------       ---------
  Accumulated depreciation and       (172,702)       (208,894)
                                    ---------       ---------
 Property and equipment, net        $ 198,403       $ 198,697
                                    =========       =========


SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill                                  $   5,705       $   3,872
Accumulated amortization                     (2,445)         (1,826)
                                          ---------       ---------
Goodwill, net                             $   3,260       $   2,046
                                          =========       =========

Accrued liabilities:
   Compensation                           $  23,853       $  41,942
   Product warranty                          53,746          62,294
   Customer deposits and advances            23,131          27,672
   Restructuring and related charges            995             988
   Other                                     21,541          20,223
                                          ---------       ---------
Total                                     $ 123,266       $ 153,119
                                          =========       =========

NOTE 7. DEBT ARRANGEMENTS

The Company has an unsecured $150,000,000 bank revolving line of credit agreement, which was amended on November 15, 2000, to expire on September 30, 2001. Advances under the line bear interest at the bank's prime rate (9.50% at September 30, 2000) or 0.65% to 1.50% over LIBOR (6.80% at September 30, 2000). The agreement includes covenants regarding liquidity, profitability, leverage, coverage of certain charges and minimum net worth and prohibits the payment of cash dividends. At September 30, 2000, the Company had outstanding irrevocable letters of credit for $8,000,000 under this credit arrangement.

In February 1997, the Company received a $6,500,000 loan from the Connecticut Development Authority. The loan has a ten year term, bears interest at 8.25%, and is secured by the Company's Wilton, Connecticut facility which houses certain operations of SVGL.

In 1999, the Company assumed three Yen-denominated loans in connection with the acquisition of SEG. Approximately $6,800,000 (Y733.6 million), which is secured by land and buildings in Japan, is payable in monthly installments through the year 2011, bearing interest at 2.5%. Approximately $12,515,000 (Y1,350.0 million) and $1,854,000 (Y200.0 million) are unsecured and are repayable in 2006 and 2007, respectively, bearing interest at 3.1% and 2.2%, respectively, payable semiannually.

Interest rates on substantially all of the Company's debt approximate current market rates, therefore the carrying value of the Company's debt approximates fair value. Long-term debt balances consist of the following:

                                                SEPTEMBER 30,
(IN THOUSANDS)                               1999           2000
                                            -------       -------
Japanese Yen-denominated bank loans         $22,604       $21,169
Connecticut Development Authority loan        5,294         4,754
Other                                           512           130
                                            -------       -------
                                             28,410        26,053
Less current portion                         (1,620)       (1,285)
                                            -------       -------
                                            $26,790       $24,768
                                            =======       =======

Interest payments were $655,000 in 1998, $662,000 in 1999 and $1,073,000 in
2000. At September 30, 2000, aggregate debt maturities are $1,285,000 in fiscal 2001; $1,328,000 in fiscal 2002; $1,359,000 fiscal 2003; $1,419,000 in fiscal
2004; $1,485,000 in 2005; and $19,177,000 thereafter.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company's profit-sharing plan provides quarterly distributions to eligible employees as determined by the Board of Directors. Profit-sharing expense was $1,623,000 in 1998, and $6,617,000 in 2000. No profit-sharing distributions were made in fiscal 1999.Under the Company's Cash or Deferred Profit Sharing Plan (401(k) Plan), the Company may make contributions, depending on

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amount of the employee's contribution, up to a maximum of 3% of compensation. The Company's contributions were $3,407,000 in 1998, $3,432,000 in 1999 and $4,364,000 in 2000.

In February 1997, the Company adopted a non-qualified deferred compensation plan that allows a select group of management or highly compensated Employees and Directors to defer a portion of their salary, bonus and other benefits. The plan is unfunded and amounts due participants represent general obligations of the Company. The Company may credit additional amounts to participants' account balances, depending on the amount of the employee's contribution, up to a maximum of 5% of an employee's annual salary and bonus. In addition, interest is credited to the participants' account balances at 120% of the average Moody's corporate bond rate. For calendar years 1999 and 2000, participants' accounts are credited at 7.18% and 9.52% respectively. Company contributions and related interest become 100% vested five years after the plan year in which the contribution was made or in the event of a change in control of the Company or retirement, death or disability of the participant. During fiscal 1998, 1999 and 2000, the Company's expense was $878,000, $774,000 and $1,461,000, respectively, and at September 30, 2000, the Company's liability under the deferred compensation plan was $8,438,000.

Additionally, in connection with the acquisition of Tinsley Labratories, Inc.
(TLI), the Company assumed unfunded salary continuation agreements with certain key executives and employees of TLI. Under the terms of the agreement, the Company has agreed to pay certain fixed amounts over a ten year period after the employees reach the age of 65. Payments began vesting December 1990 and become fully vested only if the participants remain employed by the Company through the age of 65. The present value of these payments, calculated using a discount rate of 6% is being charged ratably to expense over the vesting period. During fiscal 1998, 1999, and 2000 the Company had related expenses of $14,000, $21,000, and $30,000, respectively, and at September 30, 2000, the Company's liability under these agreements was $537,000.

At September 30, 2000, seven executives of the Company had employment agreements four of which provide, in the event of disability, death, or termination meeting certain criteria, for severance payments based on a multiple of their then-current compensation. At September 30, 2000, the aggregate potential payments under these agreements would have been approximately $15,000,000. These four agreements will be replaced and superseded upon completion of the merger with ASM Lithography Holding N.V. ("ASML") described in the subsequent events footnote.

The Company also assumed the defined benefit pension plan of TLI. The plan had previously been terminated during 1995 and the Company is currently in the process of finalizing the termination process. At September 30, 1999 and 2000, the Company had recorded a minimum pension liability of $312,000 and $264,000, respectively, within stockholders' equity, net of income taxes, which is based upon the excess of the estimated accumulated benefit obligation of $2,174,000 and $2,158,000, respectively, over the fair market value of plan assets (primarily corporate bond mutual funds) of $1,513,000 and $1,564,000, respectively. Upon finalization of the plan termination, the minimum pension liability will be charged to the statement of operations.


NOTE 9. INCOME TAXES

 The provision (benefit) for income taxes consists of:

                           YEARS ENDED SEPTEMBER 30,
(IN THOUSANDS)        1998           1999          2000
                    --------       --------       -------
Current:
   Federal          $    478       $ (2,500)      $14,144
   State               1,252             --         5,678
   Foreign             1,840          2,140         5,236
                    --------       --------       -------
Total current          3,570           (360)       25,058
                    --------       --------       -------

Deferred:
   Federal           (14,720)        (9,921)        3,626
   State              (2,430)        (1,699)       (2,347)
                    --------       --------       -------
Total Deferred       (17,150)       (11,620)        1,279
                    --------       --------       -------

Total               $(13,580)      $(11,980)      $26,337
                    ========       ========       =======

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and foreign income (loss) before income taxes is as follows:

                        YEARS ENDED SEPTEMBER 30,
                 --------------------------------------
(IN THOUSANDS)     1998            1999          2000
                 --------       --------       --------
Domestic         $(30,925)      $(43,762)      $ 58,231
Foreign             3,768          6,326         14,927
                 --------       --------       --------
Total            $(27,157)      $(37,436)      $ 73,158
                 ========       ========       ========

The effective tax rate differs from the Federal statutory rate as follows:

                                                 YEARS ENDED SEPTEMBER 30,
                                           -------------------------------------
(IN THOUSANDS)                               1998           1999          2000
                                           --------       --------       -------
Statutory rate                             $ (9,505)      $(13,103)      $25,605
State taxes, net of Federal effect           (1,178)          (486)        5,480
Foreign taxes at differing rates                (51)           395         2,051
Benefit of foreign sales corporations        (1,437)            --        (3,126)
Tax exempt interest                          (1,799)          (360)         (547)
Change in valuation allowance                    --             --        (5,942)
Non-deductible expenses                         390            436         2,458
Other                                            --          1,138           358
                                           --------       --------       -------
Total                                      $(13,580)      $(11,980)      $26,337
                                           ========       ========       =======

The items giving rise to deferred taxes were as follows:

                                                            SEPTEMBER 30,
                                                       -----------------------
(IN THOUSANDS)                                           1999           2000
                                                       --------       --------
Deferred tax assets:
  Reserves not recognized for tax purposes             $ 37,256       $ 26,903
  Net operating loss and tax credit carryforwards         7,530          6,637
  Difference in basis of fixed assets                      (497)         2,099
  Foreign net operating loss carryforwards                   --          1,181
                                                       --------       --------
  Total deferred tax assets                              44,289         36,820
Valuation allowance                                      (9,297)        (3,355)
                                                       --------       --------
Net deferred tax asset                                 $ 34,992       $ 33,465
                                                       ========       ========

The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as follows:

                                         SEPTEMBER 30,
                                    ---------------------
(IN THOUSANDS)                       1999          2000
                                    -------       -------
Current assets                      $35,489       $31,789
Deposits and other assets                --         1,676
Deferred and other liabilities         (497)           --

As of September 30, 2000, the Company had approximately $2,292,000 in minimum tax credit carryforwards which are available indefinitely. The Company also had research and development tax credit carryforwards of $2,174,000 which begin to expire in 2005 and foreign tax credits of $387,000 which start to expire in 2003. Additionally, the Company had state tax credit carryforwards of approximately $1,782,000 which start to expire in 2007.

The valuation allowance decreased from $9,297,000 at September 30, 1999 to $3,355,000 as of September 30, 2000 primarily due to the utilization of certain previously reserved net operating loss carryforwards. The Company has provided a valuation allowance for certain tax credits and foreign net operating loss carryforwards due to uncertainty over realization.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1998, the Company made income tax payments of $16,878,000. In 1999, income tax refunds were $13,207,000. The Company made income tax payments of $10,665,000 in 2000.

Undistributed earnings of the Company's foreign subsidiaries of approximately $33,000,000 at September 30, 2000, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

NOTE 10. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK. On May 5, 1999 Intel Corporation (Intel) made a $15,000,000 equity investment in the Company in the form of a purchase of 15,000 shares of newly issued non-voting Series 1 Convertible Preferred Stock (Series 1 Preferred). The Series 1 Preferred rank on parity with the common shares with respect to payment of dividends, distribution of assets upon liquidation and are convertible into 1,111,111 shares of the Company's common stock subject to adjustments for events of dilution in certain circumstances such as stock splits or dividends. Intel has the option to convert, at any time, its Series 1 Preferred into shares of the Company's common stock. The Series 1 Preferred stock automatically converts to shares of the Company's common stock at the later of March 31, 2006 or, if such conversion requires a Hart-Scott-Rodino filing upon the expiration of the applicable waiting period.

PREFERRED SHARES PURCHASE RIGHTS. In September 1996, the Company's Board of Directors adopted a plan for the distribution of one Preferred Shares Purchase Right (the Rights) to the holder of each outstanding share of the Company's common stock. The rights expire in September 2006 and are not exercisable until a person or group announces the acquisition of 15% or more of the Company's outstanding common stock, or the commencement of a tender or exchange offer for 15% or more of the Company's common stock and such actions are not deemed in the best interests of the Company and its stockholders by the Board of Directors. Each Right entitles its holder to purchase 1/1000 of one new share of the Company's Series A Participating Preferred Stock at an exercise price of $125, subject to certain antidilution adjustments. Additionally, a holder would be entitled, under certain circumstances, to purchase shares of common stock of the Company or, in other cases, of the acquiring company, having a market value of twice the exercise price of the Right. Under certain conditions, the Company may redeem the Rights for a price of $0.01 per Right or exchange each Right not held by the acquirer for one share of the Company's common stock.

NOTE 11. STOCK OPTION AND PURCHASE PLANS

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

Activity under the plans is as follows:

(SHARES IN THOUSANDS)             SHARES      WEIGHTED AVERAGE
                                UNDER OPTION   EXERCISE PRICE
                                ------------   --------------
Balances, October 1, 1997          2,461          $16.97
  Granted                          1,121           21.64
  Exercised                         (158)           5.47
  Canceled                          (218)          20.24
                                   -----          ------
Balances, September 30, 1998       3,206           18.93
  Granted                          1,502           13.35
  Exercised                         (215)           6.73
  Canceled                          (173)          19.34
                                   -----          ------
Balances, September 30, 1999       4,320           17.60
  Granted                          1,954           21.98
  Exercised                         (840)          14.56
  Canceled                          (276)          16.94
                                   -----          ------
Balances, September 30, 2000       5,158          $19.79
                                   =====          ======

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning options outstanding and exercisable as of September 30, 2000:

                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ---------------------------------- ------------------------------
                                       WEIGHTED AVERAGE     WEIGHTED                         WEIGHTED
    RANGE OF             NUMBER        CONTRACTUAL LIFE      AVERAGE         NUMBER          AVERAGE
    EXERCISE PRICES    OUTSTANDING       (IN YEARS)       EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
    ---------------    -----------     ----------------   --------------   -----------    --------------
    $10.63-$12.81        944,000           5.63              $11.07           471,000         $11.20
     13.63- 14.75        900,000           7.29               14.11           509,000          14.13
     15.00- 20.63      1,052,000           5.12               18.24           805,000          17.56
     21.25- 26.06      1,409,000           6.12               24.94           481,000          23.85
    $26.13-$33.25        853,000           7.97               28.85           256,000          31.13
                       ---------                                            ---------
    Total              5,158,000           6.34              $19.79         2,522,000         $18.26
                       =========                                            =========

At September 30, 2000, 5,719,000 options to purchase common stock were authorized, with 561,000 options available for future grant.

Under the Company's Employee Stock Purchase Plan, 3,450,000 shares of common stock were reserved for issuance of which 2,287,087 had been issued at September 30, 2000. The plan permits eligible employees to purchase, through payroll deductions, common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The plan has offering periods of twelve months, with a new twelve-month period beginning each April 1 and October 1.

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

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock option and stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees. The fair value of the stock option plan and the stock purchase plan was estimated assuming no expected dividends and the following weighted average assumptions:

                                               1998        1999        2000
                                            ----------  ----------   ---------
Stock option plan:
Expected stock price volatility                    64%         69%         69%
Risk free interest rate                           6.0%        4.9%        6.2%
Expected life of options after vesting:
        Officers and directors              7.2 months     1 month  6.2 months
        All others                          7.3 months  1.7 months  7.8 months

Stock purchase plan:
Expected stock price volatility                    60%         67%         69%
Risk free interest rate                           6.0%        5.3%        5.3%
Expected life of options                        1 year      1 year      1 year

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's calculations are based on a multiple option valuation approach and recognition of forfeitures as they occur. The weighted average fair value of options granted during the fiscal 1998, 1999 and 2000 was $9.85, $4.18 and $9.18 per share, respectively. The weighted average fair value of purchase rights granted in fiscal 1998, 1999 and 2000 was $7.68, $5.94 and $6.88 per share, respectively.

For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(IN THOUSANDS EXCEPT FOR EARNINGS PER SHARE
INFORMATION)                                       1998        1999      2000
                                                 --------   --------    -------
Pro forma net income (loss)                      $(21,116)  $(34,006)   $38,402
Pro forma income (loss) per share--basic            (0.65)     (1.03)      1.14
Pro forma income (loss) per share--diluted          (0.65)     (1.03)      0.93

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


NOTE 12. COMMITMENTS

Future minimum lease payments for operating leases for the years ended September 30 are as follows:

(IN THOUSANDS)          2001                       $ 7,122
                        2002                         6,805
                        2003                         5,599
                        2004                        24,878
                        2005                         1,340
                        Thereafter through 2010        184
                                                   -------
                        Total                      $45,928
                                                   =======

Rent expense was $7,006,000, $7,360,000 and $9,034,000 in 1998, 1999 and 2000,
respectively.

During 1999, the Company entered into two synthetic lease agreements for facilities in San Jose and Scotts Valley. Both leases are for a five-year term. Monthly rent payments are variable at 0.61% to 2.0% over LIBOR. For the Scotts Valley facility, the Company entered into an interest rate swap contract to fix the LIBOR based interest rate. Under the terms of the leases, the Company, at its option, can acquire the properties at their original cost or arrange for the properties to be acquired by a third party. If the Company does not purchase the properties by the end of the lease terms, the Company will be contingently liable to the lessors for residual value guarantees of approximately $8,400,000 and $12,100,000 respectively (included in future minimum lease payments above). In addition, under the terms of the leases, the Company must maintain compliance with certain financial covenants. Management believes that the contingent liability related to the residual value guarantees does not currently have a material adverse effect on the Company's financial position or results of operations.

NOTE 13. RESEARCH AND DEVELOPMENT AGREEMENTS

The Company, primarily through SVGL, has obtained research and development funding from outside parties, which partially funds certain of the Company's product development efforts. Under the research and development agreements, the Company receives payments based on meeting specified product development milestones and retains ownership of the developed technology and

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products. Such funding is recorded as a reduction of research, development, and related engineering, in amounts approximating the percentage of costs incurred to date to the total estimated costs of such development efforts.

The Company incurred costs of $12,842,000 in 1998, $9,231,000 in 1999 and $22,120,000 in 2000 relating to such product development and recognized $11,997,000, $2,902,000 and $5,838,000, respectively, in related funding.

In connection with the Intel Series 1 Preferred investment in the Company, Intel and the Company entered into an agreement for the development of 157-nanometer lithography technology. This agreement obligates the Company, among other things, to develop and sell to Intel a predetermined number of initial tools. Intel has agreed to provide advance payments for the development and manufacture of these machines based on predetermined milestones. Under certain conditions, the Company is obligated to dedicate a certain amount of 157-nanometer unit production output to Intel. At September 30, 2000, $2,000,000 in development funding from Intel has been recognized and offset against research and development expenditures. The Company is required to use the proceeds from the Series 1 Preferred investment and funds received under this development agreement for the development of technology for use on 157-nanometer lithography equipment.

During fiscal 1996, the Company entered into agreements with certain customers (the Participants) whereby each agreed to assist in funding the Company's development of a Low NA 193-nanometer Micrascan system. The participants could withdraw from the development program without penalty but payments made against completed development milestones are not refundable and all preferential rights to future equipment are forfeited. As of September 30, 2000, the Company had received $21,000,000 in funding from six Participants, all of which had been recognized and offset against research and development expenditures. During fiscal 1999 all but one of the Participants withdrew from the development program and the Company shipped a 193-nanometer Micrascan system to the remaining Participant. The Company's obligations under these agreements are complete, and no additional funding is expected from the Participants.

NOTE 14. GEOGRAPHIC SEGMENTS

The Company's products are manufactured in the United States and are sold worldwide. The Company designs, manufactures and markets semiconductor wafer processing equipment used in the fabrication of integrated circuits. All operating units are aggregated into one segment because of their similarities in the nature of products and services, production processes, types of customers, and distribution method. The Company markets internationally through both its foreign-based sales and service operations and through outside distributors and sales representatives.

One customer accounted for 40% of sales in 1998, 56% of sales in 1999, and 49% of sales in 2000, in 1998 two other customers accounted for 17% and 13% of sales.

The following table summarizes total net sales and long-lived assets attributed to significant countries as of and for the:

                              YEARS ENDED SEPTEMBER 30,
                         ------------------------------------
(IN THOUSANDS)             1998          1999          2000
                         --------      --------      --------
 Net sales:
    United States        $393,375      $322,095      $424,577
    France                 44,240        13,059        20,162
    Ireland                86,465        20,641        85,301
    Israel                 11,183        51,481        96,590
    Japan                   5,609         7,452        38,062
    Singapore               6,366         3,505        44,563
    Taiwan                  6,862         4,862        39,408
    Other                  54,525        50,595        93,646
                         --------      --------      --------
Total net sales          $608,625      $473,690      $842,309
                         ========      ========      ========
Long-lived assets:
    United States        $195,272      $185,187      $187,234
    Japan                     489        18,341        17,351
    Other                   2,307         1,477         2,096
                         --------      --------      --------
Total long-lived assets  $198,068      $205,005      $206,681
                         ========      ========      ========

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales are attributed to countries based upon the shipment destinations and service locations of systems. Long-lived assets consist of net property and equipment, deposits and other assets, and net intangible assets, excluding long-term investments and long-term deferred tax assets. Export sales were 29% of net sales in 1998, 20% of net sales in 1999, and 33% of net sales in 2000.

NOTE 15. ACQUISITION OF TINSLEY LABORATORIES, INC.

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

NOTE 16.  LEGAL MATTERS

On or about August 12, 1998, Fullman International Inc. and Fullman Company LLC (collectively, "Fullman") initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement the Company had previously entered into resolving our claims against a Thailand purchaser of the Company's equipment. In its complaint against the Company, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. The Company has successfully moved to transfer the case to the United States District Court for the Northern District of California. Discovery is ongoing and trial has been set to begin on February 26, 2001.

While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intend on conduct a vigorous defense. However, an unfavorable outcome in this matter could have a material adverse effect on the Company's financial condition.

On July 8, 1999, the Company filed a complaint for copyright infringement to protect the Company's investment and intellectual property from six third party vendors. The Company settled or withdrew complaints against five of the defendants. The Company's complaint alleges that the named defendant has infringed upon certain of our copyrights on the Company's 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. The complaint further asks for preliminary and permanent injunction against the defendant's further infringement of the Company's copyrights and sale of infringing systems and boards, and for an award of damages. This defendant has filed a counterclaim against the Company in response to our complaint.

In addition to the above, from time to time, the Company is party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or operating results.

NOTE 17. SUBSEQUENT EVENTS

On October 1, 2000, the Company signed a definitive merger agreement with ASM Lithography Holding N.V. ("ASML"), whereby ASML will acquire the Company in an all stock transaction. Under the terms of the merger agreement, the Company will become a wholly owned subsidiary of ASML, and the Company stockholders will receive 1.286 ordinary shares of ASML for each share of the Company's common stock. The transaction is intended to be accounted for as a pooling of interests. On November 6, 2000 the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearing the merger for United States antitrust purposes. Consummation of the merger remains subject to approval by the Company's shareholders, other United States and international regulatory approvals and other customary closing conditions. The merger is expected to close during the first half of calendar 2001. In connection with the merger, certain of the Company's officers, who would otherwise have been entitled to severance payments have entered into separation and consulting agreements with ASML which supersedes and replaces the Company's arrangements and obligations to the officers.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              FIRST          SECOND           THIRD          FOURTH
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   QUARTER         QUARTER         QUARTER         QUARTER
                                            ---------       ---------       ---------       ---------
2000
  Net sales                                 $ 179,801       $ 204,596       $ 218,008       $ 239,904
  Gross profit                                 75,021          88,993          98,322         105,287
  Income before income taxes                   10,067          17,829          20,479          24,783
  Net income                                    6,242          11,611          13,107          15,861
  Net income per share--basic                    0.19            0.35            0.39            0.47
  Net income per share--diluted                  0.18            0.32            0.36            0.43

1999
  Net sales                                 $  85,487       $  61,496       $ 136,894       $ 189,813
  Gross profit                                 24,030          14,170          47,860          75,311
  Income (loss) before income taxes           (10,353)        (26,450)         (3,037)          2,404
  Net income (loss)                            (7,032)        (17,994)         (2,065)          1,635
  Net income (loss) per share--basic            (0.21)          (0.55)          (0.06)           0.05
  Net income (loss) per share--diluted          (0.21)          (0.55)          (0.06)           0.05


ITEM 8A. THE COMPANY'S FISCAL YEAR

The Company observes a 52-53 week fiscal year ending on the Friday closest to September 30. Under this practice, the Company's last three fiscal years ended October 2, 1998, October 1, 1999 and September 29, 2000. For convenience, this Report and the Company's Consolidated Financial Statements refer to all such fiscal years as ending at September 30. Fiscal 1998, 1999 and 2000 each included 52 weeks.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

   Not applicable.

                                    PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   (a) Executive Officers. See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 of this Report.

   (b) Directors.

                                   YEAR    DIRECTOR
       NAME                        BORN    SINCE                PRINCIPAL OCCUPATION
       ----                        ----    -----                --------------------
Michael J. Attardo.............    1941     1999      Private investor; General manager of IBM's
                                                      Microelectronics Division from 1992 until
                                                      his retirement in 1999. He is a co-founder
                                                      of SEMATECH and was a member of the
                                                      Semiconductor Technology Council, a private
                                                      industry partnership with the U.S.
                                                      Department of Defense.  Dr. Attardo has
                                                      previously served on the Board of Directors
                                                      of the Semiconductor Industry Association
                                                      and Columbia University's School of
                                                      Engineering and Applied Science and
                                                      currently serves on the Board of Directors
                                                      of FEI.

Papken S. Der Torossian.........   1938     1984      Chairman of the Board of Directors since
                                                      1991; Director since 1984; Chief Executive
                                                      Officer since February 1986; President from
                                                      1984 to 1991.  Mr. Der Torossian had
                                                      previously held a variety of management and
                                                      executive positions, including 12 years in
                                                      engineering management at Hewlett-Packard
                                                      Company.

William A. Hightower............   1943     1994      Appointed President and Chief Operating
                                                      Officer in August 1997.  Chairman of the
                                                      Board of Directors of Cadnet Corp. from 1996
                                                      to July 1997.  Prior to joining Cadnet in
                                                      1996, Mr. Hightower was President and Chief
                                                      Executive Officer of Telematics
                                                      International, Inc.  Mr. Hightower currently
                                                      serves on the Board of Directors of
                                                      Parkervision.

William L. Martin...............   1923     1986      Private investor; Chief Executive Officer of
                                                      Plantronics, Inc. prior to his retirement in
                                                      1980; founder and Chief Executive Officer of
                                                      Zehntel, Inc. until 1978.

Nam P. Suh .....................   1936     1994      Cross Professor of Manufacturing and
                                                      Mechanical Engineering, Head of the
                                                      Department of Mechanical Engineering and
                                                      Director of the Manufacturing Institute at
                                                      the Massachusetts Institute of Technology
                                                      since 1991.  Dr. Suh is also the Founder and
                                                      a member of the Board of Trexel, Inc.  Dr.
                                                      Suh served as Assistant Director of the
                                                      National Science Foundation from 1984 to
                                                      1988.

Lawrence Tomlinson .............   1940     1996      Vice President-Treasurer of Hewlett-Packard
                                                      Company since 1993; Director of Finance and
                                                      Administration for Hewlett-Packard's
                                                      European operations from 1989 to 1993.
                                                      Mr. Tomlinson was appointed to the board in
                                                      December 1996.

There are no family relationships between any of our directors or executive officers.

The Board of Directors held nine meetings during fiscal 2000.

The standing committees of the Board include a Technical Advisory Committee, a Compensation Committee and an Audit Committee. There is no Nominating Committee. During fiscal 2000 all directors attended at least 75 percent of the total:

-   number of meetings of the Board of Directors held, and
- number of meetings held by all committees of the Board of Directors on which such director served.

The following table describes the function and members of the committees of our Board of Directors:

---------------------------------------------------------------------------------------------------
NAME OF COMMITTEE AND MEMBERS       FUNCTIONS OF THE COMMITTEE       MEETINGS IN 2000
---------------------------------------------------------------------------------------------------
TECHNICAL ADVISORY COMMITTEE        -   Monitors and assesses the    1
                                        Company's technical
~   Professor Nam P. Suh                operations.
~   William L. Martin

COMPENSATION                        -   Monitors the nature and      2
                                        levels of compensation
~   Michael Attardo                     paid by the Company to its
~   William Martin                      executive personnel.
~   Lawrence Tomlinson              -   Administers the Company's
                                        stock option plans and
                                        employee stock purchase
                                        plans.

AUDIT                               -   Recommends the appointment   5
                                        of the Company's
~   William L. Martin                   independent auditor to the
~   Lawrence Tomlinson                  Board of Directors.
                                    -   Reviews the scope of the
                                        independent auditor's annual
                                        audit and their compensation.
                                    -   Reviews the Company's internal
                                        auditing, accounting and
                                        financial control
                                        policies and procedures.
                                    -   Reviews any change in
                                        accounting principles,
                                        significant audit
                                        adjustments and any policy
                                        and procedures recommendations
                                        proposed by the auditors.
---------------------------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

We do not pay directors who are also officers additional compensation for their service as directors. In fiscal 2000, compensation for non-employee directors included the following:

   -  quarterly retainer of $5,000,
   -  $1,500 for each Board meeting attended,
   -  $1,000 for each Committee meeting attended,
   -  consulting fees for services for the Company,

DIRECTOR                       CONSULTING FEE
--------                       --------------
Michael Attardo                   $ 12,000
William L. Martin                 $  2,000
Nam P. Suh                        $128,000

   -   stock option grants detailed in the following chart.


DIRECTOR                 OPTIONS GRANTED       PLAN                  EXERCISE PRICE
-----------------------------------------------------------------------------------
Michael Attardo          5,000                 1996                  $25.25
                         5,000                 1987                  $26.31
                         5,000                 1996                  $25.13
-----------------------------------------------------------------------------------
William L. Martin        5,000                 1996                  $25.25
                         5,000                 1987                  $26.31
                         5,000                 1987                  $28.25
-----------------------------------------------------------------------------------
Nam P. Suh               5,000                 1996                  $25.25
                         5,000                 1987                  $26.31
                         5,000                 1987                  $12.50
-----------------------------------------------------------------------------------
Lawrence Tomlinson       5,000                 1996                  $25.25
                         5,000                 1987                  $26.31
                         5,000                 1996                  $14.63
-----------------------------------------------------------------------------------

EXECUTIVE EMPLOYMENT AGREEMENTS

   On June 7, 1999, we amended the employment agreement (the "Employment Agreement") with Papken S. Der Torossian, Chairman of the Board and Chief Executive Officer. The amended Employment Agreement provides:

    - a base salary of $600,000 per year, or such higher rate as our Board of Directors may determine from time to time, along with such performance bonus amounts and car allowances, if any, as the Board shall authorize, in its discretion, from time to time, and

    - provides that Mr. Der Torossian shall be eligible to participate in the employee benefit plans and executive compensation programs we maintain

    - in the event of Mr. Der Torossian's (i) termination of employment, without cause; (ii) termination by us within twelve (12) months of a change in control; (iii) death or disability; or (iv) voluntary termination due to a material reduction in salary or benefits or a material change in responsibilities or a requirement to relocate, Mr. Der Torossian shall be paid an amount equal to 300% of the base salary in effect on the date of such termination, plus

    - an amount equal to 300% of the aggregate bonus and car allowance, if any, paid to Mr. Der Torossian for the immediately preceding fiscal year or during the preceding twelve month period, whichever is greater.

    - if Mr. Der Torossian's employment is terminated by us within ninety days before to one year after a Change of Control, all of Mr. Der Torossian's outstanding options will become vested and exercisable for three years following such termination.

   On June 7, 1999, we amended the employment agreement (the "Hightower Agreement") with William A. Hightower, President and Chief Operating Officer. The amended Hightower Agreement provides:

    - a base salary of $375,000 per year, or such higher rate as our Board of Directors may determine from time to time, along with a target performance bonus as determined by the Board of Directors, and such other performance bonus amounts and car allowances, if any, as the Board shall authorize, in its discretion, from time to time, and

    - shall be eligible to participate in the employee benefit plans and executive compensation programs we maintain

    - in the event of Mr. Hightower's (i) termination of employment, without cause; (ii) termination by us within twelve (12) months of a change in control; (iii) death or disability; or (iv) voluntary termination due to a material reduction in salary or benefits or a material change in responsibilities or a requirement to relocate, Mr. Hightower shall be paid an amount equal to 300% of the base salary in effect on the date of such termination, plus

    - an amount equal to 300% of the aggregate bonus and car allowance, if any, paid to Mr. Hightower for the immediately preceding fiscal year or during the preceding twelve month period, whichever is greater.

    - if Mr. Hightower's employment is terminated by us within ninety days before to one year after a Change of Control, all of Mr. Hightower's outstanding options will become vested and exercisable for three years following such termination.

   On June 7, 1999, we amended the employment agreement (the "Weinstock Agreement") with Russell G. Weinstock, Vice President of Finance, Chief Financial Officer and Assistant Secretary. The amended Weinstock Agreement expires August 1, 2004 and provides:

    - a base salary of $300,000 per year, or such higher rate as our Board of Directors may determine from time to time, along with such performance bonus amounts and car allowances, if any, as the Board shall authorize, in its discretion, from time to time (collectively, the "Base Compensation"), and

    - Mr. Weinstock shall be eligible to participate in the employee benefit plans and executive compensation programs we maintain

    - in the event of Mr. Weinstock's (i) termination of employment without cause or (ii) death or disability, Mr. Weinstock shall be paid an amount equal to 200% of the Base Compensation in effect on the date of such termination.

    - if Mr. Weinstock's employment is terminated by us within ninety days before to one year after a Change of Control, all of Mr. Weinstock's outstanding options will become vested and exercisable for two years following such termination.

   On June 7, 1999, we amended the employment agreement (the "Lipkin Agreement") with Boris Lipkin Vice President, Corporate. The amended Lipkin Agreement expires August 1, 2004 and provides:

    - a base salary of $275,000 per year, or such higher rate as our Board of Directors may determine from time to time, along with such performance bonus amounts and car allowances, if any, as the Board shall authorize, in its discretion, from time to time (collectively, the "Base Compensation")

    - provides that Mr. Lipkin shall be eligible to participate in the employee benefit plans and executive compensation programs we maintain

    - in the event of Mr. Lipkin's (i) termination of employment, by us without cause or (ii) death or disability, Mr. Lipkin shall be paid an amount equal to 200% of the Base Compensation in effect on the date of such termination. And,

    - if Mr. Lipkin's employment is terminated by us within ninety days before to one year after a Change of Control, all of Mr. Lipkin's outstanding options will become vested and exercisable for two years following such termination.

   On September 23, 1999 we entered into a Change of Control Severance Agreement (the "Jensen Agreement") with Steven L. Jensen Vice President Sales and Marketing. In the event of Mr. Jensen's involuntary termination of employment at any time within one year after a Change in Control, the Jensen Agreement provides:

    - severance payments for eighteen months at a rate equal to Mr. Jensen's base salary, calculated based on the twelve month period preceding the termination date, and car allowance.

    - Payments would be paid monthly in accordance with our normal payroll practices.

    - Mr. Jensen shall be entitled to receive his bonus for the year, prorated for the portion of the year he was employed by us and payable after our fiscal year and to the extent Mr. Jensen achieved his performance criteria.

    - If Mr. Jensen's employment is terminated by us within one year after a Change of Control, all of Mr. Jensen's outstanding options will become vested and exercisable.

    As of October 1, 2000, Mr. Papken S. Der Torossian, Mr. William A. Hightower, and Mr. Russell G. Weinstock entered into separation and consulting agreements with ASM Lithography Holding, N.V. During the term of these agreements, which become effective upon the completion of the merger with ASM Lithography, these executives have agreed to assist in the integration of Silicon Valley Group into ASM Lithography as well as to refrain from competing in certain lines of business with the combined company. In exchange for the consulting services, agreeing not to compete and in lieu of the severance payments due to these executives under their employment agreements, these executives are entitled to receive the following payments under these agreements:

   -   Mr. Der Torossian will receive:
       -   $7,842,690 upon completion of the merger
       - $1,680,580 on each of the first two anniversaries of the effective date of the merger
       -   36 monthly payments of $30,000
       - payments of medical care premiums for Mr. Der Torossian and his dependants until the earlier of: (i) the date that Mr. Der Torossian is eligible for Medicare and (ii) his death

   -   Mr. Hightower will receive:
       -   $3,637,980 upon completion of the merger
       - $779,570 on each of the first two anniversaries of the effective date of the merger
       -   36 monthly payments of $20,000

   -   Mr. Weinstock will receive:
       -   $1,657,840 upon completion of the merger
       - $335,970 on each of the first two anniversaries of the effective date of the merger
       -   36 monthly payments of $15,000
       - payments of medical care premiums for Mr. Weinstock and his dependants until the earlier of: (i) the date that Mr. Weinstock is eligible for Medicare and (ii) his death

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The members of the Compensation Committee of the Board of Directors during fiscal 2000 were Messrs. Attardo, Tomlinson and Martin. All members are or were non-employee directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION COMMITTEE REPORT

   The Compensation Committee sets, reviews and administers the executive compensation program of the Company and consists of Michael Attardo, William Martin and Lawrance Tomlinson, each of whom are non-employee directors. The role of the compensation committee is to establish and approve salaries and other compensation paid to the executive officers and to administer stock option plans and employee stock purchase plan. The following is the report of the Compensation Committee:

   Compensation Philosophy. Our compensation philosophy is that cash compensation should be directly linked to the short-term performance of the Company and that longer-term incentives, such as stock options, should be aligned with the objective of enhancing stockholder value over the long term. The use of stock options clearly links the interests of the officers and employees of the Company to the interests of the stockholders. In addition we believe that the total compensation package must be competitive with other companies in the industry to ensure that the Company can continue to attract, retain and motivate key employees who are critical to the long-term success of the Company.

   Under federal tax laws, we are not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any fiscal year. We may consider adopting policies with respect to this limitation on deductibility when appropriate.

    Components of Executive Compensation. The principal cash components of executive compensation are base salary and cash bonuses.

   Base salary is set based on competitive factors and the historic salary structure for various levels of responsibility within the Company. We annually conduct surveys of companies in the industry in which the Company competes in order to determine whether our executives' base salaries are in a competitive range. Generally, salaries are set at the middle of the range. A significant portion of each executive's total compensation is intended to be variable and to relate to and be contingent upon Company performance.

   Executive officers are eligible for bonuses to be paid semi-annually as recommended by the Chief Executive Officer and reviewed and approved by us. In establishing the overall level of executive bonuses we consider data from surveys of the bonus amounts paid by other companies in similar businesses. The amount of bonus for each executive consists of an amount which is based upon the operating profit plan and cash flow objectives of the Company approved by the entire Board of Directors at the beginning of the fiscal year. An additional smaller portion of the bonus is discretionary, based upon that executive meeting certain objectives set out for that executive relating to his or her area of activity. The operating profit and cash flow components of the bonus plan emphasize our belief that, when the Company is successful, the executive's compensation should be higher, but that, conversely, if the Company is not successful and is not profitable, bonuses should be minimal. Depending upon the level of the executive, we target between 40% and 65% of the total compensation to be variable and based upon the Company meeting 100% of its budgetary performance plan. If operating profits fell below 70% of plan, no performance bonus would be paid. Each individual executive officer's bonus is determined, based upon the executive's base salary, profitability of the Company, attainment of cash flow objectives and the executive's individual performance.

   The principal equity component of executive compensation is the stock option program. Stock options are generally granted when an executive joins the Company and periodically thereafter. Options vary with the responsibility level of the executive. Option agreements for executives contain addendums which cause the options to fully vest in the event of a Change in Control. The initial option granted to the executive vests over a period of four or five years. This provides a method of retention and motivation for the senior level executives of the Company and also aligns senior management's objectives with long-term stock price appreciation. This approach is designed to encourage the creation of stockholder value over the long term since no benefit is realized from the stock option grant unless the price of the Common Stock rises over a number of years. In addition to the stock option program, all eligible employees of the Company may participate in payroll deduction employee stock purchase plans pursuant to which stock may be purchased at 85% of the fair market value at the beginning or end of each one-year offering period (up to a maximum of $25,000 worth for each calendar year in each enrollment period or 10% of annual compensation under all such plans, whichever is less).

   Other elements of executive compensation are participation in a split-life insurance program, a Company-wide life insurance program and a Company-wide long term disability plan as well as Company-wide medical benefits and the ability to defer compensation pursuant to a 401(k) plan and a nonqualified deferred compensation plan. The Company makes matching contributions under both deferred compensation plans based on the amount of the employee's compensation, up to a maximum of 3% of compensation in the case of the 401(k) plan and up to a maximum of 5% of compensation in the case of the deferred compensation plan.

   We believe that the compensation levels of the Company's executive officers are competitive and in line with those of comparable companies.

                               Compensation Committee of the Board of Directors William L. Martin, Chairman
                               Dr. Michael Attardo
                               Lawrence Tomlinson

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the last three fiscal years to our Chief Executive Officer and to the four other most highly paid executive officers during fiscal 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                           ANNUAL COMPENSATION(1)                ------------
                                     ------------------------------------------  STOCK OPTION
                              FISCAL                         OTHER ANNUAL           GRANTS          ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR  SALARY($) BONUS(2)($)   COMPENSATION(3)($)    (# OF SHS.)   COMPENSATION($)
 ---------------------------   ----  --------  -----------   ------------------  -------------   ---------------
Papken S. Der Torossian.....   2000   599,999   2,276,340       28,103            239,174(5)      154,380(6)(7)
  Chairman of the Board and    1999   599,999         --        22,318            225,709(4)(5)   105,074(6)(7)
  Chief Executive Officer      1998   599,999      7,500        24,601            120,724(4)       55,916(6)(7)

William A. Hightower .......   2000   392,290    944,680        18,000            104,870(5)        4,072(6)
  President and Chief          1999   396,922         --        20,175            124,204(4)(5)     3,668(6)
  Operating Officer            1998   380,095      2,344        27,322            100,000(5)       56,315(6)(8)

Russell G. Weinstock........   2000   314,999    601,524        20,149             68,210(5)       16,332(6)(7)
  Vice President of Finance    1999   304,614         --        18,482             71,903(5)       13,213(6)(7)
  and Chief Financial Officer  1998   299,998      3,750        27,922             40,241(5)        3,885(6)

Boris Lipkin................   2000   314,999    605,696        18,915             68,210(5)       14,144(6)(7)
  Corporate Vice President     1999   304,614         --        18,650             71,903(5)       15,041(6)(7)
                               1998   287,787      3,437        27,882             40,241(5)        7,248(6)(7)

Steven L. Jensen............   2000   290,000    454,459        18,785             61,781(5)       42,658(6)(7)
  Vice President of Worldwide  1999   276,153         --        18,975             66,713(4)(5)    25,705(6)(7)
  Sales and Marketing          1998   269,999     75,507        28,147             36,217(5)       19,735(6)(7)

----------------------

(1) Excludes certain perquisites and other amounts, which, for any executive officer, in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such executive officer.

(2) Includes bonus and profit sharing amounts earned during the fiscal year indicated even if such amounts are paid in another fiscal year.

(3) Represents Company matching contributions to the such officer's 401(k) plan account, automobile allowances and reimbursement of tax return preparation fees.

(4) Represents options granted under the Company's 1987 Stock Option Plan.

(5) Represents options granted under the Company's 1996 Stock Plan.

(6) Represents income related to split-life insurance premiums and health insurance premiums paid by the Company for the benefit of the named executive officer, and in the case of Mr. Der Torossian's 2000, 1999, and 1998 compensation, additional income of $8,910, $7,950 and $7,200, respectively, in whole life insurance.

(7) Includes income related to matching contributions and to above market interest paid on compensation deferred by the employee pursuant to our nonqualified deferred compensation plan.

(8) Includes $56,219 for relocation expenses.

OPTIONS GRANTED AND OPTIONS EXERCISED IN THE LAST FISCAL YEAR

The following tables set forth information regarding stock options granted to and exercised by our Chief Executive Officer and by our four other most highly paid executive officers during the last fiscal year, as well as options held by such officers as of September 30, 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE VALUE OF
                               ----------------------------------------------     ASSUMED ANNUAL RATES OF
                                               % OF                              STOCK PRICE APPRECIATION
                                               TOTAL    EXERCISE                (THROUGH EXPIRATION DATE)(1)
                                OPTIONS        OPTIONS   PRICE     EXPIRATION   --------------------------------
            NAME               GRANTED(2)(#)   GRANTED   ($/SH)       DATE      5% PER YEAR($)   10% PER YEAR($)
            ----               -------------   -------   ------       ----      --------------   ---------------
Papken S. Der Torossian...       102,000        5.22%     10.688   10/19/06        685,574         1,737,378
                                 137,174        7.02%     27.00      5/2/10      2,329,236         5,902,741
William A. Hightower......        50,000        2.56%     10.688   10/19/09        336,144           851,855
                                  54,870        2.81%     27.00      5/2/10        931,701         2,361,114
Russell G. Weinstock......        25,000        1.28%     10.688   10/19/09        168,072           425,928
                                  43,210        2.21%     27.00      5/2/10        733,712         1,859,372
Boris Lipkin..............        25,000        1.28%     10.688   10/19/09        168,072           425,928
                                  43,210        2.21%     27.00      5/2/10        733,712         1,859,372
Steven L. Jensen..........        22,000        1.13%     10.688   10/19/09        147,903           374,816
                                  39,781        2.04%     27.00      5/2/10        675,488         1,711,818

----------------------
(1) The Potential Realizable Values are calculated based on the fair market value on the date of grant, which is equal to the exercise price of the options granted in fiscal 2000, assuming that the stock appreciates in value from the date of grant until the end of the option term at the annual rate specified (5% and 10%). Potential Realizable Values are net of the option exercise price. The assumed rates of appreciation are specified in rules of the Securities and Exchange Commission, and do not represent our estimate or projection of its future stock price. Actual gains, if any, resulting from stock option exercises and Common Stock holdings are dependent on the future performance of our Common Stock, overall stock market conditions, as well as the option holder's continued employment through the exercise/vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(2) These options were granted under either our 1996 Stock Plan or 1987 Stock Plan and have an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant. Each of the options vests cumulatively over a period of two to four years from the date of grant.

                      OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                  NUMBER OF
                                                                  UNEXERCISED              VALUE OF UNEXERCISED
                                                               OPTIONS AT FISCAL             OPTIONS AT FISCAL
                               SHARES                              YEAR END(#)                 YEAR END(1)($)
                            ACQUIRED ON       VALUE          ----------------------      ------------------------
      NAME                   EXERCISE(#)    REALIZED($)      VESTED        UNVESTED        VESTED        UNVESTED
      ----                   -----------    -----------      ------        --------        ------        --------
Papken S. Der Torossian ..     142,620       2,905,883       560,867        363,439      5,803,239      2,429,299
William A. Hightower .....           0               0       319,602        229,472      1,870,256      1,344,318
Russell G. Weinstock .....      19,000         548,775       157,121        114,631      1,546,341        731,216
Steven L. Jensen .........           0               0       149,237        104,502      1,583,632        657,599
Boris Lipkin .............      92,200       2,442,754        44,203        112,726        271,163        724,906

--------------
(1) Represents the dollar amount that the closing price of our Common Stock as reported on the Nasdaq National Market on September 30, 2000 exceeds the exercise price of the options.

(2) The following table summarizes stock options granted to our executive officers that have been repriced during the past ten fiscal years:

                                                 NUMBER OF        MARKET                                       LENGTH OF
                                                 SECURITIES      PRICE OF                                   ORIGINAL OPTION
                                                 UNDERLYING      STOCK AT    EXERCISE PRICE     NEW         TERM REMAINING
                                   REPRICING      OPTIONS        TIME OF       AT TIME OF     EXERCISE         AT DATE OF
              NAME                   DATE       REPRICED (#)   REPRICING($)   REPRICING($)    PRICE($)         REPRICING
              ----                   ----       ------------   ------------   ------------    --------         ---------
Papken S. Der Torossian......       7/16/96       150,000         16.125        26.875         16.125     5 years, 275 days
   Chairman of the Board and        7/16/96        35,000         16.125        23.375         16.125     6 years, 273 days
   Chief Executive Officer
Russell G. Weinstock.........       7/16/96        30,000         16.125        23.375         16.125     6 years, 273 days
   Vice President, Finance and      7/16/96        20,000         16.125        26.875         16.125     5 years, 275 days
   Chief Financial Officer          7/16/96        10,000         16.125        19.625         16.125     5 years, 108 days
Steven L. Jensen.............       7/16/96        20,000         16.125        26.875         16.125     5 years, 275 days
   Vice President, Worldwide        7/16/96        20,000         16.125        23.375         16.125     6 years, 273 days
   Sales and Marketing
Jeffrey M. Kowalski..........       7/16/96        30,000         16.125        22.625         16.125     5 years, 200 days
   Vice President, Silicon          7/16/96        30,000         16.125        23.375         16.125     6 years, 273 days
   Valley Group, Inc. and           7/16/96        10,000         16.125        35.438         16.125     6 years, 97 days
   President, Thermal Systems       7/16/96        10,000         16.125        26.875         16.125     5 years, 275 days
   Division
Boris Lipkin.................       7/16/96        30,000         16.125        26.875         16.125     5 years, 275 days
   Vice President, Corporate        7/16/96        20,000         16.125        23.375         16.125     6 years, 273 days
                                    7/16/96        10,000         16.125        35.438         16.125     6 years, 97 days
Robert J. Richardson.........       7/16/96        30,000         16.125        26.875         16.125     5 years, 275 days
   Former Vice President, New       7/16/96        30,000         16.125        23.375         16.125     6 years, 273 days
   Business Development and
   Corporate Marketing
Edward A. Dohring............       7/16/96        30,000         16.125        23.375         16.125     6 years, 273 days
   Former Vice President,           7/16/96        20,000         16.125        26.875         16.125     5 years, 275 days
   Silicon Valley Group, Inc.
   and President, SVG
   Lithography Systems, Inc.
John W. Matthews.............       7/16/96         5,000         16.125        26.875         16.125     5 years, 275 days
   Former Vice President,           7/16/96         5,000         16.125        35.438         16.125     6 years, 97 days
   Worldwide Service
Edward R. Ward...............       7/16/96        10,000         16.125        23.375         16.125     6 years, 273 days
   Former Vice President,           7/16/96         5,000         16.125        35.438         16.125     6 years, 97 days
   Corporate Technology             7/16/96         5,000         16.125        26.875         16.125     5 years, 275 days

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding our Common Stock beneficially owned as of November 24, 2000 by:

- each person who is known by us to own beneficially more than 5% of our Common Stock,
-  our Chief Executive Officer,
-  each director;
- each of our four most highly paid executive officers other than our Chief Executive Officer, earning more than $100,000 in fiscal 2000 and
-  all directors and executive officers as a group.

                                                              Number of Shares                       Percent of shares
Name                                                             Owned(1)      Right to Acquire(2)    outstanding(3)
----                                                             ---------     -------------------    ---------------
EQSF Advisors, Inc.                                              5,436,700                                 15.7%
Capital Guardian Trust                                           1,801,500                                  5.2%
Papken Der Torossian(4)                                            253,324          617,294                 2.5%
William A. Hightower                                                     0          351,903                 1.0%
William L. Martin                                                    4,700           45,670                  *
Lawrence Tomlinson                                                       0           31,250                  *
Nam P. Suh                                                               0           46,250                  *
Michael J. Attardo                                                       0           27,000                  *
Russell G. Weinstock                                                 5,000          175,097                  *
Steven L. Jensen                                                     9,607          165,915                  *
Boris Lipkin                                                         1,479           62,179                  *
All directors and executive officers as a group (10 persons)       282,893        1,713,668                 5.7%


*    Less than 1%

(1) Includes shares for which the named person:
    -   Has sole voting and investment power
    -   Has shared voting and investment power with a spouse, or
    - Holds in the Employee stock Purchase Plan account, unless otherwise indicated in the footnotes
    Excludes shares that:
    -   May be acquired through stock option exercises.
(2) Shares that can be acquired through stock option exercises within 60 days of November 24, 2000.
(3) Computed on the basis of 34,695,142 shares of Common Stock outstanding as of November 24, 2000 plus, with respect to those persons holding warrants or options to purchase Common Stock exercisable within 60 days of November 24, 2000, the number of shares of Common Stock that are issuable upon exercise thereof.
(4) Includes the following shares for which Mr. Der Torossian disclaims beneficial ownership:
    -   7,500 shares held by Mr. Der Torossian's daughter, ownership and
    - 3,000 shares held by Bayshore Lyric Opera Company, a charitable organization of which he is a member of the board of directors.

COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and beneficial owners of more than 10% of our Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Based solely on our review of the copies of such reports received by us or written representations from reporting persons we believe that during the fiscal year ended September 30, 2000, a form 5 was filed late for Michael Attardo, William Martin, Nam Suh and Larry Tomlinson and a Form 3 was late for William L. Martin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH EXECUTIVE OFFICERS

See "Executive Employment Agreements."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.

   The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in
Item 8 of Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

    2. SUPPLEMENTAL SCHEDULE.

   The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statements Schedule (set forth in Item 8 of
Part II of this Form 10-K) is filed within this Annual Report on Form 10-K.

    3. Exhibits

Exhibit No.    EXHIBIT
3.1(1)         Certificate of Incorporation, as amended to date.
3.2(11)        Bylaws.
3.3(8)         Certificate of Designation of Series A Convertible, Redeemable
               Preferred Stock of Silicon Valley Group, Inc. dated July 31 1992.
4.1(1)         Article IV of the Certificate of Incorporation of the Registrant.
10.1(2)        Lease Agreement, dated January 31, 1990, between Registrant and
               Orchard Investment Company Number 703 for premises located at 541
               East Trimble Road, San Jose, California.
10.2(3)        Lease Agreement, dated February 7, 1985, between Thermco Systems,
               Inc. and The Klokke Corporation, for premises located at 1482 N.
               Batavia Street, Orange, California.
10.3(2)        Amendment to Lease Agreement, dated November 14, 1989 between
               Thermco Systems, Inc. and The KIokke Corporation for premises located at 1482 N. Batavia Street, Orange, California.
10.4(3)        Lease Agreement, dated July 1, 1985, between Thermco Systems,
               Inc. and LST Investments, for premises located at 1465 N. Batavia
               Street, Orange, California.
10.5(2)        Amendment to Lease Agreement dated February 1, 1990, between
               Thermco Systems, Inc. and LST Investments for premises located at
               1465 N. Batavia Street, Orange, California.
10.6(5)**      Employee Stock Purchase Plan.
10.7(6)**      Silicon Valley Group, Inc. Cash or Deferred Profit Sharing Plan
               and Trust.
10.8(4)        Form of Indemnification Agreement.
10.9(4)**      Standard form Stock Option Agreements.
10.10(7)**     Forms of Option Acceleration Agreement.
10.11(10)      Credit Agreement, dated June 30, 1998, by and among the
               Registrant, ABN Amro Bank, N.V. as Agent.
10.12(11)      First Amendment to Credit Agreement, dated October 23, 1998, by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain Lenders with respect thereto.
10.13(12)**    Amendment to Employment Agreement between the Registrant and
               Papken S. Der Torossian dated June 7, 1999.

10.14(12)**    Amendment to Employment Agreement between the Registrant and
               William A. Hightower dated June 7, 1999.
10.15(12)**    Amendment to Employment Agreement between the Registrant and
               Russell G. Weinstock dated June 7, 1999.
10.16(12)**    Amendment to Employment Agreement between the Registrant and
               Boris Lipkin dated June 7, 1999.
10.17(12)      Participation Agreement by and among SELCO Service Corporation, the Registrant and KeyBank National Association, as agent for the participants named therein, dated June 30, 1999.
10.18(12)      Purchase Agreement between SELCO Service Corporation and the
               Registrant, dated June 30, 1999.
10.19(12)      Lease Agreement, Deed of Trust with Assignment of Rents, Security
               Agreement and Fixture Filing between SELCO Service Corporation and the Registrant, dated June 30, 1999.
10.20(12)      Loan Agreement dated as of February 9, 1996 (English Translation)
               between Watkins-Johnson International Japan K.K. and The Bank of
               Yokoyama Ltd., including Loan Guaranty Agreement by the
               Registrant effective July 6, 1999.
10.21(12)      Loan Agreement dated as of June 12, 1996 (English Translation)
               between Watkins-Johnson International Japan K.K. and The Japan
               Development Bank, including Loan Guaranty Agreement by the
               Registrant effective July 6, 1999.
10.22(12)**    Loan and Relocation Agreement between the Registrant and Jeffrey
               Kowalski dated August 31, 1999.
10.23(13)      Third Amendment to Credit Agreement, dated August 11, 2000 by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain
               Lenders with respect there to.
10.24(14)      Agreement and Plan of Merger By and Between ASM Lithography N.V.,
               Alma Holding, Inc., Alma (Merger), Inc and Silicon Valley Group,
               Inc.
10.25          Second Amendment to Lease Agreement, dated November 8, 1988, between Thermco Systems, Inc. and LST Investments, for premises located at 1465 North Batavia Street, Orange, California.
10.26          Second Amendment to Lease Agreement, dated May 1, 2000, between
               Thermco Systems, Inc. and The Klokke Corporation, for premises located at 1482 North Batavia Street, Orange, California.
10.27          Amendment to Lease Agreement, dated January 9, 2000, between
               Silicon Valley Group, Inc. and AMB Property, L.P., for premises located at 1945 Lundy Avenue, San Jose, California.
10.28*         Supply agreement, dated September 11, 2000, between Silicon
               Valley Group, Inc., Lithography Division and Schott ML GMBH.
10.29          Fourth Amendment to Credit Agreement, dated November 15, 2000 by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain Lenders with respect there to.
10.30**        Change of Control Severance Agreement dated September 23, 1999, between Steven Jensen and Silicon Valley Group, Inc.
10.31**        Change of Control Severance Agreement dated September 23, 1999, between Jeffrey Kowalski and Silicon Valley Group, Inc.
10.32**        Change of Control Severance Agreement dated September 23, 1999, between John Shamaly and Silicon Valley Group, Inc.
10.33**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and Papken S. Der
               Torossian.
10.34**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and William Hightower.
10.35**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and Russell G.
               Weinstock.
21.1           Registrant's wholly-owned subsidiaries.
23.1           Consent of Deloitte & Touche LLP, independent auditors.
24.1           Power of Attorney (see page 63).
27             Financial Data Schedule.
*              Confidential treatment requested as to a portion of this exhibit.
**             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this

               Form 10-K pursuant to Item 14(c) of this report.
(1) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1988.
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1990.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1989.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1987.
(5) Incorporated by reference to Registrant's registration statement filed under the Securities Act of 1933 on Form S-8 and Form S-3, file no. 33-31298.
(6) Incorporated by references to Registrant's quarterly report on Form 10-K for the fiscal year ended September 30, 1986.
(7) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1988.
(8) Incorporated by reference to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1992.
(9) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended September 30, 1993.
(10) Incorporated by reference to Registrant's quarterly report on Form l0-Q for the quarter ended June 30, 1998.
(11) Incorporated by reference to Registrant's Annual Report on Form l0-K for the fiscal year ended September 30, 1998.
(12) Incorporated by reference to Registrant's Annual Report on Form l0-K for the fiscal year ended September 30, 1999.
(13) Incorporated by reference to Registrant's quarterly report on Form l0-Q for the quarter ended June 30, 2000.
(14) Incorporated by reference to Registrant's registration statement filed under the Securities Act of 1933 on Form 8-K, dated October 13, 2000, file no. 0-11348.


(b) REPORTS ON FORM 8-K.

    The Company filed a report on 8-K on October 13, 2000, in connection with the agreement and plan of merger by and among ASM Lithography Holding N.V., Alma Holding, Inc., Alma (Merger), Inc. and the Company, dated October 1,2000.

    The Company filed a report on 8-K on December 12, 2000, in connection with the issuance of a press release as to its financial results for the quarter ended September 30, 2000, and for the fiscal year ended September 30, 2000.


(c) EXHIBITS. See (a) above.

(d) FINANCIAL STATEMENT SCHEDULES. See (a) above.

                              SILICON VALLEY GROUP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT    CHARGED                       BALANCE AT
                                      BEGINNING   TO COSTS AND                       END
DESCRIPTION                           OF PERIOD     EXPENSES       DEDUCTIONS(1)  OF PERIOD
-----------                           ----------  ------------     -------------  ---------
YEAR ENDED 9/30/98:
  Allowance for Doubtful Accounts      $ 6,794      $ 3,273         $ (1,835)      $ 8,232
  Product Warranty Reserves             43,534       64,138          (58,729)       48,943
YEAR ENDED 9/30/99:
  Allowance for Doubtful Accounts        8,232       (2,579)(3)         (615)        5,038
  Product Warranty Reserves             48,943       46,371(2)       (41,568)       53,746
YEAR ENDED 9/30/00:
  Allowance for Doubtful Accounts        5,038          992           (1,057)        4,973
  Product Warranty Reserves             53,746       81,515          (72,967)       62,294


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

December 28, 2000
                                            SILICON VALLEY GROUP, INC.

                                            By: /s/ PAPKEN S. DER TOROSSIAN
                                                -------------------------------
                                                Papken S. Der Torossian
                                                Chairman of the Board and
                                                Chief Executive Officer

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

                  SIGNATURES                            TITLE                                     DATE
                  ----------                            -----                                     ----
         /s/ PAPKEN S. DER TOROSSIAN           Chairman of the Board,                       December 28, 2000
--------------------------------------------   Chief Executive Officer
           Papken S. Der Torossian             And Director (Principal
                                               Executive Officer)

          /s/ WILLIAM A. HIGHTOWER             President Chief                              December 28, 2000
--------------------------------------------   Operating Officer and Director
            William A. Hightower

          /s/ RUSSELL G. WEINSTOCK             Vice President, Finance                      December 28, 2000
--------------------------------------------   And Chief Financial
            Russell G. Weinstock               Officer (Principal Financial
                                               And Accounting Officer)

           /s/ MICHAEL J. ATTARDO              Director                                     December 28, 2000
--------------------------------------------
             Michael J. Attardo

            /s/                                Director
--------------------------------------------
              William L. Martin

               /s/ NAM P. SUH                  Director                                     December 28, 2000
--------------------------------------------
                 Nam P. Suh

           /s/ LAWRENCE TOMLINSON              Director                                     December 28, 2000
--------------------------------------------
             Lawrence Tomlinson

                                 EXHIBIT INDEX

Exhibit No.    EXHIBIT
-----------    -------
3.1(1)         Certificate of Incorporation, as amended to date.
3.2(11)        Bylaws.
3.3(8)         Certificate of Designation of Series A Convertible, Redeemable
               Preferred Stock of Silicon Valley Group, Inc. dated July 31,
               1992.
4.1(1)         Article IV of the Certificate of Incorporation of the Registrant.
10.1(2)        Lease Agreement, dated January 31, 1990, between Registrant and
               Orchard Investment Company Number 703 for premises located at 541
               East Trimble Road, San Jose, California.
10.2(3)        Lease Agreement, dated February 7, 1985, between Thermco Systems,
               Inc. and The Klokke Corporation, for premises located at 1482 N.
               Batavia Street, Orange, California.
10.3(2)        Amendment to Lease Agreement, dated November 14, 1989 between
               Thermco Systems, Inc. and The KIokke Corporation for premises located at 1482 N. Batavia Street, Orange, California.
10.4(3)        Lease Agreement, dated July 1, 1985, between Thermco Systems,
               Inc. and LST Investments, for premises located at 1465 N. Batavia
               Street, Orange, California.
10.5(2)        Amendment to Lease Agreement dated February 1, 1990, between
               Thermco Systems, Inc. and LST Investments for premises located at
               1465 N. Batavia Street, Orange, California.
10.6(5)**      Employee Stock Purchase Plan.
10.7(6)**      Silicon Valley Group, Inc. Cash or Deferred Profit Sharing Plan
               and Trust.
10.8(4)        Form of Indemnification Agreement.
10.9(4)**      Standard form Stock Option Agreements.
10.10(7)**     Forms of Option Acceleration Agreement.
10.11(10)      Credit Agreement, dated June 30, 1998, by and among the
               Registrant, ABN Amro Bank, N.V. as Agent.
10.12(11)      First Amendment to Credit Agreement, dated October 23, 1998, by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain Lenders with respect thereto.
10.13(12)**    Amendment to Employment Agreement between the Registrant and
               Papken S. Der Torossian dated June 7, 1999.
10.14(12)**    Amendment to Employment Agreement between the Registrant and
               William A. Hightower dated June 7, 1999.
10.15(12)**    Amendment to Employment Agreement between the Registrant and
               Russell G. Weinstock dated June 7, 1999.
10.16(12)**    Amendment to Employment Agreement between the Registrant and
               Boris Lipkin dated June 7, 1999.
10.17(12)      Participation Agreement by and among SELCO Service Corporation, the Registrant and KeyBank National Association, as agent for the participants named therein, dated June 30, 1999.
10.18(12)      Purchase Agreement between SELCO Service Corporation and the
               Registrant, dated June 30, 1999.
10.19(12)      Lease Agreement, Deed of Trust with Assignment of Rents, Security
               Agreement and Fixture Filing between SELCO Service Corporation and the Registrant, dated June 30, 1999.
10.20(12)      Loan Agreement dated as of February 9, 1996 (English Translation)
               between Watkins-Johnson International Japan K.K. and The Bank of
               Yokoyama Ltd., including Loan Guaranty Agreement by the
               Registrant effective July 6, 1999.
10.21(12)      Loan Agreement dated as of June 12, 1996 (English Translation)
               between Watkins-Johnson International Japan K.K. and The Japan
               Development Bank, including Loan Guaranty Agreement by the
               Registrant effective July 6, 1999.
10.22(12)**    Loan and Relocation Agreement between the Registrant and Jeffrey
               Kowalski dated August 31, 1999.
10.23(13)      Third Amendment to Credit Agreement, dated August 11, 2000 by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain
               Lenders with respect thereto.
10.24(14)      Agreement and Plan of Merger By and Between ASM Lithography N.V.,
               Alma Holding, Inc., Alma (Merger), Inc and Silicon Valley Group,
               Inc.
10.25          Second Amendment to Lease Agreement, dated November 8, 1988, between Thermco Systems, Inc. and LST Investments, for premises located at 1465 North Batavia Street, Orange, California.
10.26          Second Amendment to Lease Agreement, dated May 1, 2000, between
               Thermco Systems, Inc. and The Klokke Corporation, for premises located at 1482 North Batavia Street, Orange, California.
10.27          Amendment to Lease Agreement, dated January 9, 2000, between
               Silicon Valley Group, Inc. and AMB Property, L.P., for premises located at 1945 Lundy Avenue, San Jose, California.
10.28*         Supply agreement, dated September 11, 2000, between Silicon
               Valley Group, Inc., Lithography Division and Schott ML GMBH.
10.29          Fourth Amendment to Credit Agreement, dated November 15, 2000 by and among the Registrant, ABN Amro Bank, N.V. as Agent and certain Lenders with respect thereto.
10.30**        Change of Control Severance Agreement dated September 23, 1999, between Steven Jensen and Silicon Valley Group, Inc.
10.31**        Change of Control Severance Agreement dated September 23, 1999, between Jeffrey Kowalski and Silicon Valley Group, Inc.
10.32**        Change of Control Severance Agreement dated September 23, 1999, between John Shamaly and Silicon Valley Group, Inc.
10.33**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and Papken S. Der
               Torossian.
10.34**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and William Hightower.
10.35**        Separation and Consulting Agreement, dated as of October 1,
               2000, between Silicon Valley Group, Inc. and Russell G.
               Weinstock.

21.1           Registrant's wholly-owned subsidiaries.
23.1           Consent of Deloitte & Touche LLP, independent auditors.
24.1           Power of Attorney (see page 63).
27             Financial Data Schedule.
*              Confidential treatment requested as to a portion of this exhibit.
**             Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report.
(1)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1988.
(2)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1990.
(3)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1989.
(4)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1987.
(5)            Incorporated by reference to Registrant's registration statement filed under the Securities Act of 1933 on Form S-8 and Form S-3, file no. 33-31298.
(6)            Incorporated by references to Registrant's quarterly report on
               Form 10-K for the fiscal year ended September 30, 1986.
(7)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1988.
(8)            Incorporated by reference to Registrant's quarterly report on
               Form 10-Q for the quarter ended June 30, 1992.
(9)            Incorporated by reference to Registrant's Annual Report on Form
               10-K for fiscal year ended September 30, 1993.
(10)           Incorporated by reference to Registrant's quarterly report on
               Form l0-Q for the quarter ended June 30, 1998.
(11)           Incorporated by reference to Registrant's Annual Report on Form
               l0-K for the fiscal year ended September 30, 1998.
(12)           Incorporated by reference to Registrant's Annual Report on Form
               l0-K for the fiscal year ended September 30, 1999.
(13)           Incorporated by reference to Registrant's quarterly report on
               Form l0-Q for the quarter ended June 30, 2000.
(14)           Incorporated by reference to Registrant's registration statement filed under the Securities Act of 1933 on Form 8-K, dated
               October 13, 2000, file no. 0-11348.