Form 10-Q
period 2000-12-31
SILICON VALLEY GROUP INC
filed 2001-02-08
CIK 712752

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

    For the quarterly period ended December 31, 2000.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of January 26, 2001 was 34,892,475.

================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


                                                                     PAGE NO.
                                                                     --------
PART I. FINANCIAL INFORMATION

        Consolidated Condensed Balance Sheets as of December 31,
        2000 and September 30, 2000                                      3

        Consolidated Condensed Statements of Income for the
        Quarters Ended December 31, 2000 and 1999                        4

        Consolidated Condensed Statements of Cash Flows for
        the Quarters Ended December 31, 2000 and 1999                    5

        Notes to Consolidated Condensed Financial Statements             6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              9

        Quantitative and Qualitative Disclosures about Market Risk      21


PART II.  OTHER INFORMATION                                             22


SIGNATURES                                                              24

PART I.  FINANCIAL INFORMATION
SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)          DECEMBER 31,     SEPTEMBER 30,
                                                                2000             2000
                                                                ----             ----
                                                            (UNAUDITED)
ASSETS

Current Assets:
     Cash and equivalents                                     $  79,934       $ 105,954
     Short-term investments                                      11,005          20,987
     Accounts receivable (net of allowance of $5,151 and
         $4,973 respectively)                                   252,707         218,936
     Inventories                                                322,692         287,594
     Prepaid expenses and other assets                           13,571          12,269
     Deferred income taxes                                       30,168          31,789
                                                              ---------       ---------
          Total current assets                                  710,077         677,529
Property and equipment, net                                     201,010         198,697
Deposits and other assets                                        23,369          14,100
Goodwill, net                                                     2,007           2,046
                                                              ---------       ---------
Total                                                         $ 936,463       $ 892,372
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  72,152       $  65,640
     Accrued liabilities                                        163,031         153,119
     Current portion of long-term debt                            1,317           1,285
     Income taxes payable                                        12,198          11,974
                                                              ---------       ---------
          Total current liabilities                             248,698         232,018
                                                              ---------       ---------
Long-term debt                                                   23,658          24,768
                                                              ---------       ---------
Deferred and other liabilities                                   14,385          10,393
                                                              ---------       ---------
Stockholders' Equity:
     Convertible preferred stock - shares
          Outstanding: 15,000                                    14,976          14,976
     Common stock - shares outstanding:
          December 31, 2000: 34,829,350
          September 30, 2000: 34,547,167                        436,154         429,986
     Retained earnings                                          201,054         181,749
     Accumulated other comprehensive loss                        (2,462)         (1,518)
                                                              ---------       ---------
     Total stockholders' equity                                 649,722         625,193
                                                              ---------       ---------
TOTAL                                                         $ 936,463       $ 892,372
                                                              =========       =========

See accompanying notes to consolidated condensed financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                                     QUARTERS ENDED
                                                      DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2000             1999
                                                  ----             ----
Net sales                                       $ 255,048       $ 179,801
Cost of sales                                     148,481         104,780
                                                ---------       ---------
Gross profit                                      106,567          75,021
Operating expenses:
     Research, development and related
            engineering                            34,277          30,139
     Marketing, general and administrative         43,295          36,392
                                                ---------       ---------
Operating income                                   28,995           8,490
Interest and other income, net                        682           2,290
Interest expense                                     (427)           (713)
                                                ---------       ---------
Income before income taxes                         29,250          10,067
Provision for income taxes                          9,945           3,825
                                                ---------       ---------
Net income                                      $  19,305       $   6,242
                                                =========       =========
Net income per share - basic                    $    0.56       $    0.19
                                                =========       =========
Shares used in per share
     computations - basic                          34,688          33,337
                                                =========       =========
Net income per share - diluted                  $    0.52       $    0.18
                                                =========       =========
Shares used in per share
     computations - diluted                        37,273          34,637
                                                =========       =========


See accompanying notes to consolidated condensed financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        QUARTERS ENDED
                                                                         DECEMBER 31,
(IN THOUSANDS)                                                       2000             1999
                                                                     ----             ----
Cash flows from operating activities:
   Net income                                                      $  19,305       $   6,242
   Reconciliation to net cash provided by (used for)
   operating activities:
     Depreciation and amortization                                    13,192          12,087
     Amortization of goodwill                                             39              70
     Deferred income taxes                                             1,621           3,419
     Tax benefit of stock option transactions                          1,840              --
     Changes in assets and liabilities:
       Accounts receivable                                           (33,771)         21,418
       Refundable income taxes                                            --             854
       Inventories                                                   (35,098)         (8,732)
       Prepaid expenses and other assets                              (1,302)         (1,620)
       Deposits and other assets                                      (9,269)           (787)
       Accounts payable                                                6,512           3,230
       Accrued liabilities                                            13,518           5,308
       Income taxes payable                                              224            (607)
                                                                   ---------       ---------
     Net cash provided by (used for) operating activities            (23,189)         40,882
                                                                   ---------       ---------
Cash flows from investing activities:
  Purchases of short-term investments, available for sale                 --          (9,039)
  Maturities of short-term investments, available for sale             9,386           6,585
  Purchases of property and equipment                                (16,239)         (9,782)
                                                                   ---------       ---------
  Net cash used for investing activities                              (6,853)        (12,236)
                                                                   ---------       ---------

Cash flows from financing activities:
  Sale of common stock                                                 4,328              68
  Repayment of debt                                                     (271)           (318)
                                                                   ---------       ---------
  Net cash provided by (used for) financing activities                 4,057            (250)
                                                                   ---------       ---------
Effect of exchange rate changes on cash                                  (35)            (62)
                                                                   ---------       ---------
Increase (decrease) in cash and equivalents                          (26,020)         28,334

Cash and equivalents:
  Beginning of period                                                105,954          98,278
                                                                   ---------       ---------
  End of period                                                    $  79,934       $ 126,612
                                                                   =========       =========

See accompanying notes to consolidated condensed financial statements.

SILICON VALLEY GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Results for fiscal 2001 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2001.

The Company uses a 52-53 week fiscal year ending on the Friday closest to September 30. Both fiscal 2001 and 2000 contain 52 weeks.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, after elimination of significant intercompany transactions and balances. All operating units are aggregated into one segment because of their similarities in the nature of product and services, production processes, types of customers and distribution method.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. The Company regularly assesses those estimates and, while actual results may differ, management believes that the estimates are reasonable.


2. PENDING MERGER WITH ASM LITHOGRAPHY HOLDING N.V.

On October 1, 2000, the Company signed a definitive merger agreement with ASM Lithography Holding N.V. ("ASML"), whereby ASML will acquire the Company in an all stock transaction. Under the terms of the merger agreement, the Company will become a wholly owned subsidiary of ASML, and the Company's stockholders will receive 1.286 ordinary shares of ASML for each share of the Company's common stock. The transaction is intended to be accounted for as a pooling of interests. On November 6, 2000, the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearing the merger for United States antitrust purposes and on February 7, 2001, the stockholders of the Company approved the merger. Consummation of the merger remains subject to completion of the Exon-Florio review process and the satisfaction of other customary closing conditions. The merger is expected to close during the first half of calendar 2001.

3. INVENTORIES

Inventories are comprised of:

                              DECEMBER 31,    SEPTEMBER 30,
                                  2000            2000
                                  ----            ----
                                   (IN THOUSANDS)
    Raw materials               $156,297        $128,467
    Work-in-process              159,303         152,393
    Finished goods                 7,092           6,734
                                --------        --------
                                $322,692        $287,594
                                ========        ========

4. NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities to issue common stock (convertible preferred stock and common stock options) were exercised or converted into common stock.

Weighted average options to purchase 1,573,000 shares of common stock at a weighted average exercise price of $29.89 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because their exercise price exceeded the market price and therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

                                                            QUARTERS ENDED
                                                              DECEMBER 31,
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2000           1999
                                                           ----           ----
   Numerator:
     Net income                                          $19,305        $ 6,242
                                                         -------        -------
   Denominator:
     Denominator for basic net income per share -
       Weighted average shares outstanding                34,688         33,337
     Employee stock options and convertible
       preferred Stock                                     2,585          1,300
                                                         -------        -------
   Denominator for diluted net income per share -
     adjusted weighted average shares outstanding         37,273         34,637
                                                         =======        =======
   Basic net income per share                            $  0.56        $  0.19
                                                         =======        =======
   Diluted net income per share                          $  0.52        $  0.18
                                                         =======        =======


5. REVENUE RECOGNITION

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

During the quarters ended December 31, 2000 and 1999, the Company recognized net sales of approximately $31,000,000 and $4,000,000 from a customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until future shipment dates. At December 31, 2000 the Company was storing approximately $31,000,000 of such equipment with scheduled shipment dates through April 2001. Product liability and installation costs are accrued in the period that sales are recognized.


6. COMPREHENSIVE INCOME

Components of comprehensive income include net income , unrealized gains (losses) on investments, unrealized gains (losses) on derivatives and foreign currency translation adjustments. For the quarters ended December 31, 2000 and 1999, the components of total comprehensive income are as follows:

                                                         QUARTERS ENDED
                                                          DECEMBER 31,
(IN THOUSANDS)                                        2000             1999
                                                      ----             ----
   Net income                                       $ 19,305         $  6,242
   Net unrealized gain (loss) on investments            (596)             312
   Net unrealized (loss) on derivatives
   and foreign currency translation adjustments         (348)             (39)
                                                    --------         --------
   Other comprehensive income                           (944)             273
                                                    --------         --------
   Total comprehensive income                       $ 18,361         $  6,515
                                                    ========         ========

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

There were no gains or losses due to hedge ineffectiveness for the quarters ended December 31, 2000 and 1999.


8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company has not yet determined the effect of adopting SAB 101 on its financial statements because this will require information regarding the number of incomplete installations as of December 31, 2000 and September 30, 2001. Such information for September 30, 2001 can not be reasonably estimated at this time.

                           SILICON VALLEY GROUP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, as well as risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*) following the sentence in which such statement is made. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The semiconductor equipment industry is a cyclical business frequently caused by oversupply of product from our customers, progression of equipment technology, global and or regional economic events and other factors. Recently we have seen market uncertainty in the semiconductor industry as we have received requests from customers to reschedule orders and to a lesser extent to cancel orders. Although there is concern for the short-term strength of semiconductor and semiconductor equipment business, we believe the industry will continue to expand, but not at the growth rate experienced in the past year.* However, we can not assure you that the semiconductor industry will not experience a prolonged period of order reschedules and cancellations which could negatively impact our growth, profitability and shipments for fiscal 2001.* Please review the section entitled "Risks Inherent in Our Business" for a discussion of the factors which could impact industry strength and our profitability.

On October 2, 2000, we announced that we had entered into an Agreement and Plan of Merger with ASM Lithography, Inc. ("ASML"). To date, we have received early termination of the Hart-Scott-Rodino antitrust waiting period and approval by our stockholders of the merger. We expect to complete the transaction with ASML sometime in the first half of 2001. Completion of the transaction is subject to certain regulatory approvals related to Exon-Florio and other customary closing conditions.

NET SALES

Our net sales for the first fiscal quarter ended December 31, 2000 were $255,048,000, an increase of 42% over first quarter net sales for the preceding fiscal year of $179,801,000 and an increase of 6% over fourth quarter fiscal 2000 sales of $239,904,000. The increase in net sales compared to the first quarter of fiscal 2000 is primarily the result of increased shipments of Lithography, Track and Thermal products. The increase in net sales over the preceding quarter is principally the result of increased Lithography shipments offset in part by reduced Thermal shipments.

Our international net sales (based on shipment destination) as a percentage of total net sales for the quarters ended December 31, 2000, December 31, 1999 and September 30, 2000 were 28%, 61% and 39%, respectively. The decrease in our international net sales during the first quarter of fiscal 2001 primarily relates to increased domestic shipments of Lithography products and reduced shipments of Thermal products to Asia Pacific.

During the quarters ended December 31, 2000 and 1999, we recognized approximately $31,000,000 and $4,000,000 respectively of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that we store the equipment until predetermined shipment dates. At

December 31, 2000, we were storing approximately $31,00,000 of such equipment from this customer. The customer has scheduled the shipment dates for this equipment through April 2001.

We rely on a few customers for a substantial percentage of our net sales. In fiscal 2000, our largest customer accounted for 49% of net sales compared to 56% in fiscal 1999. We believe for the foreseeable future we will continue to rely on a few major customers for a substantial percentage of our net sales.*

BOOKINGS

New bookings during the first quarter of fiscal 2001 were $232,256,000, a 13% increase over new bookings of $205,028,000 during the first quarter of fiscal 2000 and a 29% decrease from new bookings of $325,074,000 during our preceding quarter. Our backlog at December 31, 2000 was $681,150,000 compared to $382,682,000 at December 31,1999 and $733,542,000 at September 30, 2000. Our
backlog at December 31, 2000 is net of customer reschedules and cancellations of approximately $30,000,000. Our backlog consists of only those orders to which a purchase order number has been assigned by our customer, with substantially all of the terms and conditions agreed upon and for which delivery have been specified within twelve months. Our backlog at December 31, 2000 includes orders for 83 Micrascan photolithography systems. Additionally, we have orders for 28 Micrascan systems with scheduled delivery dates outside our twelve-month backlog window.

GROSS MARGIN

Our gross margin was 42% during the first quarters of fiscal years 2001 and 2000, compared to 44% during the fourth quarter of fiscal 2000. The decline in our gross margin during the first quarter when compared to our gross margin during the fourth quarter of the prior fiscal year is primarily the result of increased Lithography product material and related costs.


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

During the first quarter of fiscal 2001, our R&D expenses were $34,277,000 (13% of net sales), compared to $30,139,000 (17% of net sales) during the year earlier quarter and $34,254,000 (14% of net sales) during the fourth quarter of fiscal 2000. Such R&D amounts are net of funding we recognized under joint development agreements of $1,242,000, $2,370,000 and $1,282,000 during the first quarter of fiscal 2001 and the first and fourth quarters of fiscal 2000, respectively. Our R&D expense increased over the first quarter of fiscal 2000 primarily due to reduced funding having been recognized against R&D expenses and increased spending on Thermal, Track and Lithography new product initiatives. The decrease in R&D as a percentage of net sales primarily reflects the significant period-to-period increase in net sales.


MARKETING , GENERAL AND ADMINISTRATIVE

Our marketing, general and administrative ("MG&A") expenses consist primarily of product support, administrative and selling and marketing costs. MG&A expenses were $43,295,000 (17% of net sales) during the first quarter of fiscal 2001, compared to $36,392,000 (20% of net sales) and $47,676,000 (20% of net sales) during the first and fourth quarters of fiscal 2000, respectively. The increase in MG&A over the first quarter of the preceding fiscal year is primarily due to product support costs required to support increased shipments and increased expenses related to the pending merger with ASML. The decrease in our MG&A from the fourth quarter of fiscal 2000 is primarily the result of lower administrative expenses due in part to a favorable Value Added Tax settlement partially offset by increased product support costs. The decrease in our MG&A as a percentage of net sales primarily reflects the significant period-to-period increase in net sales.

INTEREST AND OTHER INCOME

Interest and other income for our first quarter of fiscal 2001 was $682,000 compared to $2,290,000 during the first quarter of fiscal 2000 and $1,735,000 during the fourth quarter of fiscal 2000. The decrease in interest and other income between fiscal 2001 and fiscal 2000 periods is primarily due to foreign exchange losses resulting from strengthening of the U.S. dollar against the Japanese Yen and the Euro.

INTEREST EXPENSE

Our interest expense during the first quarter of fiscal 2001 was $427,000 compared to $713,000 during the first quarter of fiscal 2000 and $309,000 during the fourth quarter of fiscal 2000.

TAX EXPENSE

We recorded a 34% tax provision during the first quarter of fiscal 2001, compared to a 36% provision during fiscal 2000. Changes in our effective tax rate are due primarily to expected changes in our profitability and geographic distribution of our pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments at December 31, 2000 totaled $90,939,000, a decrease of $36,002,000 from our September 30, 2000 balance of $126,941,000.

Our operating activities consumed $23,189,000 in cash during the quarter ended December 31, 2000. Cash utilized in operations result primarily from increased accounts receivable and inventory balances offset in part by net income and increased accrued liabilities and payables.

We used $6,853,000 in net cash for investing activities during the quarter ended December 31, 2000 resulting primarily from capital equipment purchases of $16,239,000 offset in part by maturities of temporary investments of $9,386,000.

Net cash provided by financing activities was $4,057,000 during the quarter ended December 31, 2000 resulting primarily from proceeds due to the exercise of employee stock options.

In connection with the proposed merger with ASM Lithography, we would be obligated to make payments under certain employment agreements with four officers totaling approximately $15 million; however, three of these officers have entered into separation and consulting agreements with ASM Lithography that supercede our obligations under the employment agreements.

We have an unsecured $150,000,000 bank revolving line of credit agreement. Our line of credit agreement was amended to extend its expiration until September 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. Our agreement, as amended, includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends to our shareholders. We are in compliance with the covenants as amended. At December 31, 2000, we had outstanding irrevocable letters of credit for $8,000,000 under this line.

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

OUR OPERATING RESULTS WILL FLUCTUATE.

We have previously experienced quarterly fluctuations in our operating results. Our operating results may in the future vary from quarter to quarter due to a number of factors, not all of which we control. These factors include:

        -   our ability to introduce new products

        -   the mix of our product shipments

        -   our sales volume

        -   our geographic mix of shipments

        -   our competitors' activities

        -   merger and acquisition activity

        -   international events

        -   economic conditions affecting our customers' demand

        -   exchange rate fluctuations

        -   difficulties obtaining materials or components on a timely basis

Many of these factors are beyond out control and, whether or not we manage these risks effectively, we will likely experience variability in our quarterly operating results in the future.


WE RELY ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS OR IF ANY OF THESE CUSTOMERS CANCEL OR DELAY SHIPMENTS OF OUR PRODUCTS, OUR OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

We rely on a limited number of customers for the majority of our net sales. In fiscal 2000, our largest customer accounted for 49% of our net sales. We believe that, for the foreseeable future, we will continue to rely on a limited number of customers for the majority of our net sales.* The loss of any single customer can have a large negative impact on our sales. For example, due to the delay and subsequent cancellation of our 200-APS Track product, our largest Track customer decided to purchase systems with similar capabilities from another supplier. We expect that this decision will continue to have a harmful effect on our future Track product sales. If we lose any other significant customers or experience additional reductions in orders by a significant customer for any reason, our business, profitability and our cash flow will be harmed.*

The risk of losing a single customer is heightened by the fact that we sell a relatively small number of systems to a few customers during each fiscal quarter at a high per system sales price. Our expenses for the most part are fixed in the short term and are based in part on our expectations for future revenues. As a result, our operating results for a quarter may be impacted because we can not adjust our expenses if:

        -   our customers cancel or reschedule their orders or shipments,

        -   we experience production or shipping delays,

        -   we do not receive anticipated customer orders or

        -   we ship fewer systems than we anticipate

WE HAVE SIGNED AN AGREEMENT TO MERGE WITH ASM LITHOGRAPHY HOLDING N.V. AND FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

On October 2, 2000, we announced the signing of a merger agreement with ASM Lithography Holding N.V. whereby ASM Lithography will acquire us in an all stock transaction. Under the terms of the merger agreement, we will become a wholly owned subsidiary of ASM Lithography, and our stockholders will receive 1.286 ordinary shares of ASM Lithography for each share of our common stock. Completion of the merger is subject to regulatory approvals related to Exon-Florio and other customary conditions. We expect the merger to close during the first half of calendar 2001.*

If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

        - if for any reason we decide to terminate the merger, we may be required to pay ASM Lithography a termination fee of $47,000,000, which amounts to approximately 2.75% of the total value of the merger consideration to be received by our stockholders as of the time the merger was publicly announced on October 2, 2000.

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

Our products and processes are affected by rapid technological change and can quickly become obsolete. We believe our future success depends on our ability to continue to enhance our existing products and their process capabilities. We must develop and manufacture new products with improved process capabilities that enable our customers to fabricate more advanced semiconductors with increased efficiency. We are developing new technology products in our Track, Thermal and Lithography operations that are expected to be capable of processing or will be able to be upgraded in the field for processing 300mm wafers. Our failure to successfully introduce these or any other new products in a timely manner would result in the loss of our competitive position and could reduce the sale of our existing products.* In addition, new product introductions could contribute to quarterly fluctuations in our operating results as orders for new products commence and increase the potential for a decline in orders of our existing products, particularly if new products are delayed.*

We believe that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Therefore, we must continue our development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers at a progressively lower cost of ownership. If we fail to develop the advanced technology required by our customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base we will experience a material adverse impact on our net sales and profitability.*

Furthermore, much of our current growth in demand is for our legacy products to satisfy customer requirements to expand their production needs. In order for us to continue growing and to meet expected technology requirements of our customers, we must timely introduce, manufacture and obtain sufficient orders of our products. If we are not able to effectively transition from our legacy products to our new products, including 300mm versions, our financial condition and results of operations could be materially harmed.*

WE HAVE EXPERIENCED DELAYS IN THE INTRODUCTION OF OUR PRODUCTS WHICH, IN THE PAST, HAVE CAUSED US TO LOSE CUSTOMERS. IF WE EXPERIENCE SIMILAR DELAYS IN THE INTRODUCTION OF OUR FUTURE PRODUCTS, OUR CUSTOMERS MAY DECIDE TO PURCHASE FROM OUR COMPETITORS INSTEAD, AND OUR BUSINESS WILL SUFFER.

We have experienced delays in the introduction of new products and product enhancements due to technical, manufacturing and other difficulties and we may experience similar delays in the future. For example, in September 1998, we terminated future development of our previously announced 200-APS Track product and concentrated our efforts on completing the development of our next generation product, the ProCell. During June of 1999 we introduced the ProCell product which we initially shipped to a customer during our third quarter of fiscal 2000. We believe if there are delays in delivering initial quantities of the ProCell product, or any new product to multiple customers, this would result in customers purchasing our competitors' equipment.* This could harm industry acceptance of our ProCell product or any of our products. If we are unable to timely produce the ProCell or any other next generation product or the market does not accept such products our business and results of operations will be harmed.*

In June 1999, five participants withdrew from our 193-nanometer development program and declined delivery of initial tools. These participants withdrew in part due to delays in our product development and due to changes in their technical requirements for our product. We are responding to this change in requirement by accelerating development of a very high numerical aperture version of our 193-nanometer product. Very high numerical aperture or "VHNA" technology is the physical attribute of the lense to achieve higher resolution and smaller line widths. We also are enhancing the VHNA version of our 193 product to optimize cost of ownership and to address a broader market. We believe that the timing of our development and introduction of the VHNA version of our 193 product will meet our customer's volume production requirements of 130-nanometer nodes.* However, we can not assure you that we will introduce this product on time or that customers will commit to this product for their production needs. If we are unsuccessful in the introduction of this product or in obtaining sufficient orders for this product from our customers, future profitability could be harmed.*

Our customers usually select either a single supplier or a primary supplier for their equipment needs. We believe that significant delays in delivering quantities of newly developed products to multiple customers, due to engineering or manufacturing difficulties, could result in our customers electing to purchase our competitors equipment for their production requirements.* Due to the delay and subsequent termination of our 200-APS Track product in September 1998, and delays in our initial shipment of the ProCell until June 2000, our competitors have increased their Track market share. It has become increasingly difficult for us to regain Track market position. Our inability to produce new products on time or any failure of our products to achieve market acceptance could materially harm our business and results of operations.*

NEW PRODUCT INTRODUCTIONS ARE FREQUENTLY ACCOMPANIED BY A NEGATIVE IMPACT ON GROSS PROFITS. IF WE FAIL TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR TO ACHIEVE LONG TERM EFFICIENCIES FOLLOWING THE INTRODUCTION OF NEW PRODUCTS, THEN OUR GROSS PROFITS MAY BE MATERIALLY ADVERSELY AFFECTED IN THE LONG TERM.

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

We believe that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* The development of a market for our Micrascan step-and-scan photolithography products is highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of our competitors to keep pace with this trend. We believe that as devices increase in complexity and size and require line widths below 0.3 micron, the technical advantages of our step-and-scan systems, as compared to our competitors steppers, will enable our customers to achieve finer line widths with improved critical dimension control resulting in higher yields of faster devices.*

We believe that the transition of our customers to step-and-scan systems has accelerated.* We also believe that our customers will require volume quantities of production equipment as advanced as the current and pending versions of our Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive step-and-scan equipment capable of producing .25 micron line widths and below is available from competitors. Our customer's technological advancements are requiring our products to produce line-widths to satisfy 130-nanometer and 100-nanometer nodes requiring the use of new laser and photoresist technology. We currently have under development a 193-nanometer product to address these requirements which we expect will be available in mid-2001.* Our current plans are to have machines available as bridge tools, capable of being upgraded on our customer's factory floor from a 200mm to a 300mm machine.* If our competitor's 248-nanometer steppers are able to further enhance existing technology to achieve finer line widths or, if they are successful in timely supplying 193-nanometer step-and-scan systems in sufficient quantities to erode the competitive and technological advantages of our 193-nanometer Micrascan, demand for our Micrascan products may not fully develop.*

WE FACE INTENSE COMPETITION.

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

        -   technology,

        - cost of ownership, a formula that includes: initial price, system throughput and reliability and time to maintain or repair,

        -   familiarity with particular manufacturers' products,

        -   established relationships between suppliers and customers,

        -   product availability and

        -   technological differentiation.

We do encounter intense price competition, particularly in Asia and have experienced difficulty establishing new relationships with certain customers who have long-standing relationships with other suppliers. We believe that outside Japan and the Pacific Rim we compete favorably with respect to most of these competitive factors.*

We believe we will continue to face severe price competition globally from our competitors, the majority of whom are Japanese corporations.* We may continue to be forced to compete for customers on the basis of reduced prices, which could reduce our net sales and gross margins and adversely impact our cash flow.*

IF WE CANNOT SUCCESSFULLY SELL OUR PRODUCTS TO THE JAPANESE AND PACIFIC RIM MARKETS OUR MARKET SHARE AND FUTURE GROWTH WILL SUFFER

Historically our customers have been heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers or their partners) represent a large portion of the overall market for our products. We believe that our Japanese competitors have a significant advantage resulting from their dominance of the Japanese and Pacific Rim semiconductor equipment market.* This advantage provides our competitors with the sales and technology base to compete more effectively throughout the rest of the world. As we are not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers we may be at a competitive disadvantage to our Japanese competitors who are engaged in collaborative efforts with such semiconductor manufacturers. To date we have not had significant success in penetrating either of these markets particularly with our photolithography equipment. We believe that for us to succeed in the long term we must substantially increase our share of the Japanese and Pacific Rim markets if we are to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of our U.S. and European customers. If we fail to gain customers in these markets it may limit the worldwide market share available to us and increase our risk of industry or geographic downturns and would adversely affect our business.*

We are attempting to compete throughout the Pacific Rim against competitors having greater market share and more established service and support infrastructures. We have invested in the staffing and facilities we believe are necessary to sell, service and support customers in the Pacific Rim including a 36,000 square foot customer demonstration facility in Kawasaki City, Japan. However, we anticipate that we will continue to face significant price and technological competition.* There can be no assurance that our Pacific Rim operations will be profitable, even if we are successful in obtaining significant sales into this region. *

We are focused on increasing our penetration into Korea and Taiwan, but to date have had limited success in securing volume orders from customers in this area. Many of our customers, who often have long standing relationships with our competitors, are outsourcing their manufacturing to foundries located in Taiwan. If we are not successful in selling in to these markets, it could have a harmful effect on our net sales, profitability and cash flow.*

IF WE DO NOT SUCCESSFULLY INTEGRATE THE SEMICONDUCTOR EQUIPMENT GROUP WE PURCHASED FROM WATKINS-JOHNSON COMPANY, OUR NET SALES, PROFITABILITY AND CASH FLOW COULD BE HARMED.

We completed our acquisition of the Semiconductor Equipment Group of Watkins-Johnson on July 6, 1999. We may not realize the intended benefits from the acquisition due to the following:

        - we may experience difficulty with integrating the operations and personnel of the Semiconductor Equipment Group,

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

We believe we must successfully transition our Semiconductor Equipment Group products to incorporate process improvements such as single wafer processing and scalability from 200mm to 300mm wafer capability.* We can not assure you that we will not experience difficulties or delays in transitioning our products, which could materially harm our net sales, profitability and cash flow.*

Our acquisition included the assumption of certain liabilities of the Semiconductor Equipment Group, which may prove more costly than we have anticipated. As an example, certain environmental remediation steps were put in place in Scotts Valley. We can not assure you that additional environmental hazards, liabilities or actions to streamline the operations may not result in future charges which may have a material adverse impact on our profitability and cash flow.*

WE MANUFACTURE OUR PRODUCTS IN LOCATIONS SUBJECT TO NATURAL DISASTERS AND UNCERTAIN ENERGY SUPPLIES.

Our California facilities are located in seismically active regions. We manufacture our Track products in San Jose, California and substantially all of our Thermal products in Orange and Scotts Valley, California. Our Tinsley optical components are manufactured in Richmond California. Our photolithography exposure products are manufactured in Wilton and Ridgefield, Connecticut. If we lose the use of any of our facilities as a result of a natural disaster, we would experience a material adverse effect on our operating results and cash flow.*

Our California facilities are subject to an ongoing energy crisis being faced by that state. As a result of a variety of factors relating to increased energy demand and difficulties experienced with energy deregulation in the state of California, businesses and residences in California are subject to uncertain power supplies, rolling power blackouts and extremely high energy costs. If we are not able to secure a consistent energy supply for our manufacturing and corporate facilities at manageable rates our ability to timely and cost effectively manufacture our products may be seriously harmed.* The uncertainty and risks related to the California energy crises are expected to last for the foreseeable future.*

WE ARE SUBJECT TO A NUMBER OF ENVIRONMENTAL REGULATIONS. IF WE FAIL TO COMPLY WITH THESE REGULATIONS WE MAY FACE PENALTIES OR DELAYS IN PRODUCTION THAT COULD CAUSE US TO LOSE CUSTOMERS.

We are subject to a number of governmental regulations related to our discharge or disposal of toxic and hazardous chemicals used in our manufacturing process. We believe that in general we are in compliance with these regulations and that we have obtained or expect to obtain shortly all necessary environmental permits to conduct our business.* The failure to comply with present or future regulations could result in fines or penalties being assessed against us, interruption of our production or in our customers refusing to accept our products.*

Our Scotts Valley, California facility is subject to an environmental remediation plan being monitored by various governmental agencies. Watkins-Johnson Company purchased a guaranteed fixed price remediation contract from a third party environmental consultant to remediate the groundwater contamination at the facility. The remediation agreement obligates the third party to perform all of the obligations and responsibilities of Watkins-Johnson Company. We can not assure you that the third party consultant will have the financial resources or technical expertise to execute under the remediation agreement or that environmental regulatory agencies will not ultimately look to us to remediate the groundwater contamination at the site.*

In 1996, we purchased from Perkin Elmer, approximately 50 acres of land and a 201,000 square foot building thereon located in Ridgefield, Connecticut. At the time we purchased this property, we were aware that certain groundwater and soil contamination was present and that the property was subject to a clean-up order being performed by Perkin Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements we have with Perkin Elmer provide that Perkin Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. We believe we are adequately indemnified by Perkin Elmer, but, if for some reason Perkin Elmer was unable to comply or did not comply with the clean-up order, we could be required to do so.*

IF WE CANNOT SUCCESSFULLY SUPPLY LARGE VOLUMES OF MICRASCAN PRODUCTS TO MULTIPLE CUSTOMERS, WE MAY LOSE CUSTOMERS AND MARKET SHARE AND AS A RESULT OUR BUSINESS WILL SUFFER.

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

        -   additional trained personnel,

        -   additional raw materials and components,

        -   improved manufacturing and testing techniques and

        -   continued development of our vendor supply infrastructure

We also must continue building our factory, field service and technical support organization staffing and infrastructure to support anticipated customer requirements.* We can not assure you that we will not experience manufacturing difficulties or encounter problems in our attempt to increase or upgrade operations or that the anticipated customer requirements will not be reached.*

Our Tinsley Laboratories, Inc. subsidiary designs, provides research and manufactures precision optical components, assemblies and systems, primarily for our photolithography products. Tinsley provides technology and expertise relating to aspherical lenses, a key component of our photolithography products. The adaptation of certain of Tinsley's manufacturing processes by us and Tinsley's commencement of the fabrication of non-aspherical lenses is important to our ability to supply large volumes of photolithography products. However, there is no certainty that Tinsley's manufacturing technology is scaleable, or that such expertise can be transferred to us without substantial time or expense, if at all.* The inability of us to transfer these technology's and manufacturing processes for use in a substantially larger scale or the inability of Tinsley to manufacture non-aspherical lenses in sufficient quantities could adversely affect our ability to supply large volumes of Micrascan products.*

OUR MICRASCAN PRODUCTS UTILIZE CERTAIN MATERIAL AND COMPONENTS PROVIDED BY SOLE SOURCE SUPPLIERS.

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

WE ARE SUBJECT TO LEGAL PROCEEDINGS, WHICH MAY HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

On or about August 12, 1998, Fullman initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We successfully moved to transfer the case to the United States District Court for the Northern District of California. The court granted our motion for summary judgement, dismissing the plaintiffs claims on February 1, 2001 and denied plaintiffs motion for summary judgement. The plaintiff has thirty days in which to appeal the grant of summary judgement.

We believe we have meritorious defenses to any appeal and intend to conduct a vigorous defense if the summary judgement is appealed by the plaintiff. However, an unfavorable outcome in this matter could have a material adverse effect on our financial condition.*

In addition to the above, from time to time, we are party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on our financial position or operating results.*

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

The Company has not yet determined the effect of adopting SAB 101 on its financial statements because this will require information regarding the number of incomplete installations as of December 31, 2000 and September 30, 2001. Such information for September 30, 2001 can not be reasonably estimated at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates. We attempt to minimize our currency fluctuation risk by actively managing the balances of current assets and liabilities denominated in foreign currencies. A 10% change in the foreign currency exchange rates would not have a material impact on our results of operations.*

We purchase foreign exchange contracts to hedge certain of our existing firm commitments (primarily Yen denominated). We recognize gains and losses on these contracts to income when the related transaction being hedged is recognized. As the effect of movements in currency exchange rates on forward exchange contracts generally offsets the related effects on the underlying items being hedged, these financial instruments are not expected to subject us to risks that otherwise result from changes in currency exchange rates.*

We have investments in marketable debt securities that are subject to interest rate risk. However, due to the short-term nature of our debt investments and our ability to hold our fixed income investments to maturity, the impact of a 10% interest rate change would not have a material impact on the value of such investments.* We have a $2,000,000 investment in a marketable debt security issued by Pacific Gas & Electric Co., which after December 31, 2000, has experienced a decline in market value due to the California energy crisis. We believe that it is more likely than not that we will eventually receive the full carrying amount of our investment and any impairment in the short term will not be material to our results of operations, cash flows or financial position.*

We have fixed rate debt obligations, which range between 2.2% to 12% with a weighted average of 3.1% and maturity dates through February 2011. Certain of our manufacturing facilities are leased under operating lease agreements under which the monthly rent payments adjust based on LIBOR. Monthly rent payments are variable at 0.75% to 2.0% over LIBOR. For one of the leases, we have entered into an interest rate swap contract to fix the interest rate and therefore, the lease payment. For the other lease, we have income and cash flow exposure to the extent that LIBOR changes. The impact of a 10% change in interest rates would not have a material impact on the amount of our lease payment.*

                           PART II. OTHER INFORMATION

                           SILICON VALLEY GROUP, INC.


ITEM 1. LEGAL PROCEEDINGS.

        On or about August 12, 1998, Fullman initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We successfully moved to transfer the case to the United States District Court for the Northern District of California. The court granted our motion for summary judgement, dismissing the plaintiffs claims on February 1, 2001 and denied plaintiffs motion for summary judgement. The plaintiff has thirty days in which to appeal the grant of summary judgement.

        On July 8, 1999, we filed a complaint for copyright infringement to protect our investment and intellectual property from six third party vendors. We subsequently settled or withdrew complaints against five of the defendants. Our complaint alleged that the named defendant has infringed upon certain of our copyrights on our 8X series equipment by duplicating or modifying software in the refurbishment and sale of replacement boards. Our complaint further asks for preliminary and permanent injunction against the defendants' further infringement of our copyrights and sale of infringing systems and boards, and for an award of damages. This defendant filed a counterclaim against us in response to our complaint. We entered into a settlement agreement with the final defendant/counter claimant on January 11, 2001.

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

        None.



ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        10.24(1) Agreement and Plan of Merger By and Between ASM Lithography
                 N.V., Alma Holding, Inc., Alma (Merger), Inc and Silicon valley Group, Inc.

        27.0 Financial Data Schedule for the fiscal quarter ended December 31, 2000.

        (1) Incorporated by reference to Registrant's statement filed under the Securities Act of 1933 on form 8-K, dated October 13, 2000, file no. 0-11348.

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

            The Company filed a report on 8-K on January 8, 2001, in connection with a press release announcing that the Company and ASM Lithography Holding N.V. voluntarily requested the withdrawal of their filing in connection with the Exon-Florio review process in order to provide more time to address certain United States government inquires regarding the pending merger.

            The Company filed a report on 8-K on February 6, 2001, in connection with a press release announcing that the Company and ASM Lithography Holding N.V. have refiled their petition in connection with the Exon-Florio review.

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


                                        SILICON VALLEY GROUP, INC.
                                        --------------------------
                                                     (Registrant)



Date: February 8, 2001                  By: /s/ Papken S. Der Torossian
                                           -------------------------------------
                                           Papken S. Der Torossian
                                           Chief Executive Officer and
                                           Chairman of the Board


Date: February 8, 2001                  By: /s/ Russell G. Weinstock
                                           -------------------------------------
                                           Russell G. Weinstock
                                           Vice President Finance and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
10.24(1)      Agreement and Plan of Merger By and Between ASM Lithography
              N.V., Alma Holding, Inc., Alma (Merger), Inc and Silicon valley
              Group, Inc.

27.0          Financial Data Schedule for the fiscal quarter ended December
              31, 2000.

(1) Incorporated by reference to Registrant's statement filed under the Securities Act of 1933 on form 8-K, dated October 13, 2000, file no. 0-11348.