Form 10-Q
period 2001-03-31
SILICON VALLEY GROUP INC
filed 2001-05-14
CIK 712752

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

     For the quarterly period ended March 31, 2001.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        The number of shares outstanding of the Registrant's Common Stock as of April 27, 2001 was 35,366,433.


================================================================================

                           SILICON VALLEY GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                            PAGE NO.
                                                                            -------
        Consolidated Condensed Balance Sheets as of March 31,
        2001 and September 30, 2000                                             3

        Consolidated Condensed Statements of Operations for the
        Quarters and Six Months Ended March 31, 2001 and 2000                   4

        Consolidated Condensed Statements of Cash Flows for
        the Six Months Ended March 31, 2001 and 2000                            5

        Notes to Consolidated Condensed Financial Statements                    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     9

PART II.  OTHER INFORMATION                                                    22

SIGNATURES                                                                     24

PART I.  FINANCIAL INFORMATION
SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                           MARCH 31,      SEPTEMBER 30,
                                                                 2001             2000
                                                                 ----             ----
                                                              (UNAUDITED)
ASSETS

Current Assets:
     Cash and equivalents                                      $  50,538        $ 105,954
     Short-term investments                                        5,000           20,987
     Accounts receivable (net of allowance of $5,308 and
         $4,973 respectively)                                    224,979          218,936
     Inventories                                                 377,150          287,594
     Prepaid expenses and other assets                            13,954           12,269
     Deferred income taxes                                        34,226           31,789
                                                               ---------        ---------
          Total current assets                                   705,847          677,529
Property and equipment, net                                      205,960          198,697
Deposits and other assets                                         29,449           14,100
Goodwill, net                                                      1,968            2,046
                                                               ---------        ---------
Total                                                          $ 943,224        $ 892,372
                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                          $  56,066        $  65,640
     Accrued liabilities                                         173,131          153,119
     Current portion of long-term debt                             1,329            1,285
     Income taxes payable                                         11,928           11,974
                                                               ---------        ---------
          Total current liabilities                              242,454          232,018
                                                               ---------        ---------
Long-term debt                                                    21,790           24,768
                                                               ---------        ---------
Deferred and other liabilities                                    15,469           10,393
                                                               ---------        ---------
Stockholders' Equity:
     Convertible preferred stock - shares
        Outstanding: 15,000                                       14,976           14,976
     Common stock - shares outstanding:
          March 31, 2001:       35,216,165
          September 30, 2001:   34,547,167                       444,858          429,986
     Retained earnings                                           207,155          181,749
     Accumulated other comprehensive loss                         (3,478)          (1,518)
                                                               ---------        ---------
     Total stockholders' equity                                  663,511          625,193
                                                               ---------        ---------
TOTAL                                                          $ 943,224        $ 892,372
                                                               =========        =========

See accompanying notes to consolidated condensed financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    QUARTERS ENDED               SIX MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2001           2000           2001           2000
                                                 ----           ----           ----           ----
Net sales                                      $ 208,865      $ 204,596      $ 463,913      $ 384,397

Cost of sales                                    130,896        115,603        279,377        220,383
                                               ---------      ---------      ---------      ---------

Gross profit                                      77,969         88,993        184,536        164,014

Operating expenses:

     Research, development and related
            engineering                           32,682         33,260         66,959         63,399
     Marketing, general and administrative        40,419         40,107         83,714         76,499
                                               ---------      ---------      ---------      ---------
Operating income                                   4,868         15,626         33,863         24,116

Interest and other income
                                                   1,388          2,619          2,070          4,909
Interest expense
                                                    (220)          (416)          (647)        (1,129)
                                               ---------      ---------      ---------      ---------
Income before income taxes                         6,036         17,829         35,286         27,896

Provision (benefit) for income taxes                 (65)         6,218          9,880         10,043
                                               ---------      ---------      ---------      ---------
Net income                                     $   6,101      $  11,611      $  25,406      $  17,853
                                               =========      =========      =========      =========

Net income per share - basic                   $    0.17      $    0.35      $    0.73      $    0.53
                                               =========      =========      =========      =========
Shares used in per share
     computations - basic                         34,959         33,460         34,830         33,398
                                               =========      =========      =========      =========
Net income per share - diluted                 $    0.16      $    0.32      $    0.68      $    0.51
                                               =========      =========      =========      =========
Shares used in per share
     computations - diluted                       37,518         35,928         37,402         35,282
                                               =========      =========      =========      =========


See accompanying notes to consolidated condensed financial statements.

SILICON VALLEY GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         MARCH 31,
(IN THOUSANDS)                                                      2001           2000
                                                                    ----           ----
Cash Flows from Operating Activities:
     Net income                                                   $  25,406      $  17,853
     Reconciliation to net cash provided by (used for)
          operating activities:
               Depreciation and amortization                         26,728         24,244
               Amortization of intangibles                               78            139
               Deferred income taxes                                 (2,437)         4,002
               Tax benefit of stock option transactions               3,603             --
               Changes in assets and liabilities:
                    Accounts receivable                              (6,043)         5,166
                    Refundable income taxes                              --            850
                    Inventories                                     (89,556)       (12,415)
                    Prepaid expenses and other assets                (1,685)        (2,710)
                    Deposits and other assets                       (15,349)        (1,369)
                    Accounts payable                                 (9,574)         4,279
                    Accrued and deferred liabilities                 24,695          9,548
                    Income taxes payable                                (46)           347
                                                                  ---------      ---------
     Net cash provided by (used for) operating activities           (44,180)        49,934
                                                                  ---------      ---------

Cash Flows from Investing Activities:
     Purchases of short-term investments, available for sale             --        (17,023)
     Maturities of short-term investments, available for sale        14,640         16,838
     Purchases of property and equipment                            (36,013)       (22,263)
                                                                  ---------      ---------
     Net cash used for investing activities                         (21,373)       (22,448)
                                                                  ---------      ---------

Cash Flows from Financing Activities:
     Sale of common stock                                            11,269          5,947
     Repayment of debt                                                 (523)          (722)
                                                                  ---------      ---------
     Net cash provided by financing activities                       10,746          5,225
                                                                  ---------      ---------

Effect of Exchange Rate Changes on Cash                                (609)          (535)
                                                                  ---------      ---------

Increase (decrease) in cash and equivalents                         (55,416)        32,176

Cash and equivalents:
     Beginning of period                                            105,954         98,278
                                                                  ---------      ---------
     End of period                                                $  50,538      $ 130,454
                                                                  =========      =========


See accompanying notes to consolidated condensed financial statements.

                           SILICON VALLEY GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Results for fiscal 2001 interim periods are not necessarily indicative of results to be expected for the fiscal year ending September 30, 2001.

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

2. PENDING MERGER WITH ASM LITHOGRAPHY HOLDING N.V.

On October 1, 2000, the Company signed a definitive merger agreement with ASM Lithography Holding N.V. ("ASML"), whereby ASML will acquire the Company in an all stock transaction. Under the terms of the merger agreement, the Company will become a wholly owned subsidiary of ASML, and the Company's stockholders will receive 1.286 ordinary shares of ASML for each share of the Company's common stock. The transaction is intended to be accounted for as a pooling of interests. On November 6, 2000, the Company received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearing the merger for United States antitrust purposes, on February 7, 2001 the stockholders of the Company approved the merger and on May 3, 2001 the Company announced that it reached agreement with the Committee on Foreign Investment in the United States to conclude action under provisions of Section 721 of the Defense Production Act of 1950, also known as the Exon-Florio Amendment. Consummation of the merger remains subject to completion of customary closing conditions. The merger is expected to close before June 1, 2001.


3. INVENTORIES

Inventories are comprised of:

                                           MARCH 31,        SEPTEMBER 30,
                                             2001               2000
                                             ----               ----
     (IN THOUSANDS)
       Raw materials                       $184,164           $128,467
       Work-in-process                      184,087            152,393
       Finished goods                         8,899              6,734
                                           --------           --------
                                           $377,150           $287,594
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

Weighted average options to purchase 1,561,000 shares of common stock at a weighted average exercise price of $31.10 per share were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share because their exercise price exceeded the market price and therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

                                                             QUARTERS ENDED         SIX MONTHS ENDED
                                                                MARCH 31,               MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    2001        2000        2001        2000
                                                            ----        ----        ----        ----
    Numerator:
      Net income                                           $ 6,101     $11,611     $25,406     $17,853
                                                           -------     -------     -------     -------

    Denominator:
      Denominator for basic net income per share -
          Weighted average shares outstanding               34,959      33,460      34,830      33,398
      Employee stock options and convertible
          preferred Stock                                    2,559       2,468       2,572       1,884
                                                           -------     -------     -------     -------
    Denominator for diluted net income per share -
          Adjusted weighted average shares outstanding      37,518      35,928      37,402      35,282
                                                           =======     =======     =======     =======
    Basic net income per share                             $  0.17     $  0.35     $  0.73     $  0.53
                                                           =======     =======     =======     =======
    Diluted net income per share                           $  0.16     $  0.32     $  0.68     $  0.51
                                                           =======     =======     =======     =======

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

During the quarters ended March 31, 2001 and 2000, the Company recognized net sales of approximately $4,000,000 and $18,000,000 from a customer who accepted and took title to the related equipment and agreed to normal payment terms, but requested that the Company store the equipment until future shipment dates. At March 31, 2001 the Company was storing approximately $10,000,000 of such equipment with scheduled shipment dates through May 2001. Product liability and installation costs are accrued in the period that sales are recognized.

6.  COMPREHENSIVE INCOME

Components of comprehensive income include net income, unrealized gains (losses) on investments, unrealized gains (losses) on derivatives and foreign currency translation adjustments. For the quarters and six months ended March 31, 2001 and 2000, the components of total comprehensive income are as follows:

                                                      QUARTERS ENDED            SIX MONTHS ENDED
                                                        MARCH 31,                  MARCH 31,
(IN THOUSANDS)                                      2001          2000         2001          2000
                                                    ----          ----         ----          ----
Net income                                        $  6,101      $ 11,611     $ 25,406      $ 17,853

Net unrealized gain (loss) on investments             (751)          249       (1,347)          561
Net unrealized gain (loss) on derivatives and
foreign currency translation adjustments              (265)          283         (613)          244
                                                  --------      --------     --------      --------
Other comprehensive income (loss)                   (1,016)          532       (1,960)          805
                                                  --------      --------     --------      --------
Total comprehensive income                        $  5,085      $ 12,143     $ 23,446      $ 18,658
                                                  ========      ========     ========      ========

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

There were no gains or losses due to hedge ineffectiveness for the quarters ended March 31, 2001 and 2000.

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

Management is currently evaluating the potential effect of the implementation of SAB 101 on the financial condition and results of its operations. Management believes that the impact of implementing SAB 101 will not effect the fundamental aspects of the Company's operations as measured by shipments and cash flows.

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

RESULTS OF OPERATIONS

The semiconductor equipment industry is a cyclical business frequently affected by oversupply of product from our customers, progression of equipment technology, global and or regional economic events and other factors. During the quarter, customer cancellations and rescheduling impacted all of our product sectors, but most significantly our lithography segment resulting in a significant decline in sales and backlog. There is concern for the strength of semiconductor and semiconductor equipment business during the remainder of our fiscal year. However, this belief is a forward-looking statement subject to a number of risks and uncertainties, and we can not assure you that the semiconductor industry will not experience a prolonged period of order reschedules and cancellations or contraction, which could negatively impact our growth, profitability and shipments beyond fiscal 2001.* Please review the section entitled "Risks Inherent in Our Business" for a discussion of the factors which could impact industry strength and our profitability.

On October 2, 2000, we announced that we had entered into an Agreement and Plan of Merger with ASM Lithography, Inc. ("ASML"). To date, we have received early termination of the Hart-Scott-Rodino antitrust waiting period, approval by our stockholders of the merger and regulatory approval related to the Exon-Florio amendments to the Defense Production Act of 1950. We expect to complete the transaction with ASML before June 1, 2001. Completion of the transaction is subject to certain customary closing conditions and we cannot assure you that we will be able to timely or successfully complete the merger.

NET SALES

Our net sales for the second fiscal quarter ended March 31, 2001 were $208,865,000, an increase of 2% over second quarter net sales for the preceding fiscal year of $204,596,000 and a decrease of 18% from first quarter fiscal
2001 sales of $255,048,000. During the first six months of fiscal 2001, net sales of $463,913,000 increased 21% over net sales of $384,397,000 during the comparable period of fiscal 2000. The increase in net sales compared to the second quarter of fiscal 2000 is primarily the result of increased shipments of Track and Thermal products, offset by decreased Lithography sales. The decrease in net sales from the prior quarter is principally the result of decreased Lithography and Thermal shipments resulting from reduced customer requirements. The increase in net sales for the six months ended March 31, 2001 compared to the prior year period is due to increased shipments of Lithography, Track and Thermal products.

Our international net sales (based on shipment destination) as a percentage of total net sales for the quarters ended March 31, 2001, March 31, 2000 and December 31, 2000 were 38%, 50% and 28%, respectively. The decrease in our international net sales as a percentage of net sales during the second quarter of fiscal 2001 compared to the second quarter of 2000 primarily relates to increased domestic shipments combined with reduced international shipments resulting primarily from a reduction of lithography product shipments into Europe.

During the quarters ended March 31, 2001 and December 31, 2000, we recognized approximately $4,000,000 and $31,000,000 respectively of net sales to one customer who accepted and took title to the related equipment, and agreed to normal payment terms, but requested that we store the equipment until predetermined shipment dates ($18,000,000 during the quarter March 31, 2000). At March 31, 2001, we were storing approximately $10,000,000 of such equipment from this customer. The customer has scheduled the shipment dates for this equipment through May 2001.

We rely on a few customers for a substantial percentage of our net sales. For the six months ended Mach 31, 2001, our largest customer accounted for 57% of net sales compared to 49% for the six months ended in fiscal 2000. We believe for the foreseeable future we will continue to rely on a few major customers for a substantial percentage of our net sales.*

BOOKINGS

New bookings during the second quarter of fiscal 2001 were $219,177,000, a 28% decrease from new bookings of $305,693,000 during the second quarter of fiscal 2000 and a 6% decrease from new bookings of $232,256,000 during our preceding quarter. Our backlog at March 31, 2001 was $419,556,000 compared to $483,789,000 at March 31, 2000 and $681,150,000 at December 31, 2000. Our backlog at March 31, 2001 is net of customer cancellations of approximately $232,000,000, a portion of which were replaced by new orders from the same customer, and net of customer shipment rescheduling beyond twelve months of approximately $40,000,000. Our backlog consists of only those orders to which a purchase order number has been assigned by our customer, with substantially all of the terms and conditions agreed upon and for which delivery has been specified within twelve months. Our backlog at March 31, 2001 includes orders for 37 Micrascan photolithography systems. Additionally, we have orders for 14 Micrascan systems with scheduled delivery dates outside our twelve-month backlog window.

GROSS MARGIN

Our gross margin was 37% during the second quarter of fiscal year 2001 and 43% for the second quarter of fiscal 2000, compared to 42% during the first quarter of fiscal 2001. During the first six months of fiscal 2001, gross margin was 40% compared to 43% during the comparable period of fiscal 2000. The decline in our gross margin during the quarter and six month periods ended March 31, 2001 when compared to our gross margin during the first quarter of fiscal 2001 and the comparable periods ended March 31, 2000 is primarily the result of decreased gross profit on Lithography products resulting from reduced volume and increased material related costs, and increased inventory costs on Thermal products.

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

During the second quarter of fiscal 2001, our R&D expenses were $32,682,000 (16% of net sales), compared to $33,260,000 (16% of net sales) during the year earlier quarter and $34,277,000 (13% of net sales) during the first quarter of fiscal 2001. Such R&D amounts are net of funding we recognized under joint development agreements of $1,355,000 during the second quarter of fiscal 2001, $1,197,000 during the second quarter of fiscal 2000 and $1,242,000 during the first quarter of fiscal 2001. R&D expense decreased from the second quarter of fiscal 2000 and the first quarter of fiscal 2001 primarily due to slightly reduced spending on lithography development programs. The fluctuation in R&D as a percentage of net sales primarily reflects the changes in period-to-period net sales.

Our R&D expense for the six months ended March 31, 2001 was $66,959,000 or 14% of net sales compared to $63,399,000 or 16% of net sales for the same period of the prior fiscal year. We recognized under joint development agreements and offset against R&D expenditures $2,597,000 for the six-month period ended March 31, 2001 and $3,567,000 for the six month period ended March 31, 2000. R&D expense increased primarily due to increased spending on Track and Thermal engineering initiatives.

MARKETING, GENERAL AND ADMINISTRATIVE

Our marketing, general and administrative ("MG&A") expenses consist primarily of product support, administrative and selling and marketing costs. MG&A expenses were $40,419,000 (19% of net sales) during the second quarter of fiscal 2001, compared to $40,107,000 (20% of net sales) and $43,295,000 (17% of net sales) during the second quarter of fiscal 2000 and the first quarter of fiscal 2001, respectively. During the six month period ended March 31, 2001, MG&A expenses were $83,714,000 (18% of net sales) compared to $76,499,000 (20% of net sales) at March 31, 2000. The increase in MG&A over the second quarter of the preceding fiscal year is primarily due to increased administration expense off set in part by reduced product support costs. The decrease in our MG&A from the first quarter of fiscal 2001 is primarily the result of lower product support costs resulting from reduced shipments.

INTEREST AND OTHER INCOME

Interest and other income for our second quarter of fiscal 2001 was $1,388,000 compared to $2,619,000 during the second quarter of fiscal 2000 and $682,000 during the first quarter of fiscal 2001. For the six month period ended March 31, 2001, interest and other income was $2,070,000 compared to $4,909,000 for the comparable period of fiscal 2000. The decrease in interest and other income between the fiscal 2001 and fiscal 2000 periods is primarily due to foreign exchange losses resulting from strengthening of the U.S. dollar against the Japanese Yen and the Euro and lower cash balances available for investment.

INTEREST EXPENSE

Our interest expense during the second quarter of fiscal 2001 was $220,000 compared to $416,000 during the second quarter of fiscal 2000 and $427,000 during the first quarter of fiscal 2001. During the first six months of fiscal 2001 interest expense was $647,000 compared to $1,129,000.

TAX EXPENSE

We recorded a 28% tax provision during the first six months of fiscal 2001, compared to a 34% provision during the first quarter of fiscal 2001 and a 36% provision for fiscal 2000. Changes in our effective tax rate are due primarily to expected profitability and the geographic distribution of our pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and short-term investments at March 31, 2001 totaled $55,538,000, a decrease of $35,401,000 from our December 31, 2000 balance of $90,939,000.

Our operating activities consumed $44,180,000 in cash during the six months ended March 31, 2001. Cash utilized in operations result primarily from increased accounts receivable, inventory and deposits and reduced payables offset in part by net income and increased accrued liabilities.

We used $21,373,000 in net cash for investing activities during the six months ended March 31, 2001 resulting primarily from capital equipment purchases of $36,013,000 offset in part by maturities of temporary investments of $14,640,000.

Net cash provided by financing activities was $10,746,000 during the six months ended March 31, 2001 resulting primarily from proceeds due to the exercise of employee stock options and the Company's employee stock purchase plan.

In connection with the proposed merger with ASM Lithography, we would be obligated to make payments under employment agreements with officers totaling approximately $15 million. Certain of these agreements will be replaced and superseded upon completion of the merger.

We have an unsecured $150,000,000 bank revolving line of credit agreement. Our line of credit agreement was amended to extend its expiration until September 30, 2001. Advances under the line bear interest at the bank's prime rate or 0.65% to 1.50% over LIBOR. Our agreement, as amended, includes covenants regarding liquidity, profitability, leverage, and coverage of certain charges and minimum net worth and prohibits the payment of cash dividends to our shareholders. We are in compliance with the covenants as amended. At May 14, 2001, we had outstanding borrowings of $50,000,000 and irrevocable letters of credit for $8,000,000 under this line.

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

We rely on a limited number of customers for the majority of our net sales. Our largest customer accounted for 49% of our net sales in fiscal 2000 and 57% of our net sales for the six month period ended March 31, 2001. We believe that, for the foreseeable future, we will continue to rely on a limited number of customers for the majority of our net sales.* The loss of any single customer can have a large negative impact on our sales. For example, due to the delay and subsequent cancellation of our 200-APS Track product, our largest Track customer decided to purchase systems with similar capabilities from another supplier. We expect that this decision will continue to have a harmful effect on our future Track product sales. If we lose any other significant customers or experience additional reductions in orders by a significant customer for any reason, our business, profitability and our cash flow will be harmed.*

The risk of losing a single customer is heightened by the fact that we sell a relatively small number of systems to a few customers during each fiscal quarter at a high per system sales price. Our expenses for the most part are fixed in the short term and are based in part on our expectations for future revenues. As a result, our operating results for a quarter may be impacted because we can not adjust our expenses if:

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

On October 2, 2000, we announced the signing of a merger agreement with ASM Lithography Holding N.V. whereby ASM Lithography will acquire us in an all stock transaction. Under the terms of the merger agreement, we will become a wholly owned subsidiary of ASM Lithography, and our stockholders will receive 1.286 ordinary shares of ASM Lithography for each share of our common stock. Completion of the merger is subject to customary closing conditions. We expect the merger to close before June 1, 2001 if all the closing conditions are met.*

If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

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

Our products and processes are affected by rapid technological change and can quickly become obsolete. We believe our future success depends on our ability to continue to enhance our existing products and their process capabilities. We must develop and manufacture new products with improved process capabilities that enable our customers to fabricate more advanced semiconductors with increased efficiency. We are developing new technology products in our Track, Thermal and Lithography operations that are expected to be capable of processing or will be able to be upgraded in the field for processing 300mm wafers. Our failure to successfully introduce these or any other new products in a timely manner would result in the loss of our competitive position and could reduce the sale of our existing products.* In addition, new product introductions could contribute to quarterly fluctuations in our operating results as orders for new products commence and increase the potential for a decline in orders of our existing products, particularly if new products are delayed.*

We believe that advanced logic devices, DRAMs and ASICs will require increasingly finer line widths.* Therefore, we must continue our development of future systems capable of processing wafers faster, printing line widths finer than .10 micron and processing 300mm wafers at a progressively lower cost of ownership. If we fail to develop the advanced technology required by our customers at progressively lower costs of ownership and supply sufficient quantities to a worldwide customer base we will experience a material adverse impact on our net sales and profitability.*

Furthermore, in order for us to continue growing and to meet expected technology requirements of our customers, we must timely introduce, manufacture and obtain sufficient orders of our products. If we are not able to effectively transition from our legacy products to our new products, including 300mm versions, our financial condition and results of operations could be materially harmed. *

WE HAVE EXPERIENCED DELAYS IN THE INTRODUCTION OF OUR PRODUCTS WHICH, IN THE PAST, HAVE CAUSED US TO LOSE CUSTOMERS. IF WE EXPERIENCE SIMILAR DELAYS IN THE INTRODUCTION OF OUR FUTURE PRODUCTS, OUR CUSTOMERS MAY DECIDE TO PURCHASE FROM OUR COMPETITORS INSTEAD, AND OUR BUSINESS WILL SUFFER.

We have experienced delays in the introduction of new products and product enhancements due to technical, manufacturing and other difficulties and we may experience similar delays in the future. For example, in September 1998, we terminated future development of our previously announced 200-APS Track product and concentrated our efforts on completing the development of our next generation product, the ProCell. During June of 1999 we introduced the ProCell product which we initially shipped to a customer during our third quarter of fiscal 2000. We believe if there are delays in delivering initial quantities of the ProCell product, or any new product to multiple customers, this would result in customers purchasing our competitors' equipment.* This could harm industry acceptance of our ProCell product or any of our products. If we are unable to timely produce the ProCell or any other next generation product or the market does not accept such products, our business and results of operations will be harmed.*

In June 1999, five participants withdrew from our 193-nanometer development program and declined delivery of initial tools. These participants withdrew in part due to delays in our product development and due to changes in their technical requirements for our product. We are responding to this change in requirement by accelerating development of a very high numerical aperture version of our 193-nanometer product. Very high numerical aperture or "VHNA" technology is the physical attribute of the lens to achieve higher resolution and smaller line widths. We also are enhancing the VHNA version of our 193 product to optimize cost of ownership and to address a broader market. We can not assure you that we will introduce this product on time or that customers will commit to this product for their production needs. If we are unsuccessful in the introduction of this product or in obtaining sufficient orders for this product from our customers, future profitability could be harmed.*

Our customers usually select either a single supplier or a primary supplier for their equipment needs. We believe that significant delays in delivering quantities of newly developed products to multiple customers, due to engineering or manufacturing difficulties, could result in our customers electing to purchase our competitors equipment for their production requirements.* Due to the delay and subsequent termination of our 200-APS Track product in September 1998, and delays in our initial shipment of the ProCell until June 2000, our competitors have increased their Track market share. It has become increasingly difficult for us to regain Track market position. Our inability to produce new products on time or any failure of our products to achieve market acceptance could materially harm our business and results of operations.*

NEW PRODUCT INTRODUCTIONS ARE FREQUENTLY ACCOMPANIED BY A NEGATIVE IMPACT ON GROSS PROFITS. IF WE FAIL TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR TO ACHIEVE LONG TERM EFFICIENCIES FOLLOWING THE INTRODUCTION OF NEW PRODUCTS, THEN OUR GROSS PROFITS MAY BE MATERIALLY ADVERSELY AFFECTED IN THE LONG TERM.

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

We believe that the photolithography exposure equipment market is one of the largest segments of the semiconductor processing equipment industry.* The development of a market for our Micrascan step-and-scan photolithography products is highly dependent on the continued trend towards finer line widths in integrated circuits and the ability of our competitors to keep pace with this trend. If these industry trends do not materialize or if we are not able to successfully develop products to meet the demands of the industry, our business will suffer.*

We believe that the transition of our customers to step-and-scan systems has accelerated.* We also believe that our customers will require volume quantities of production equipment as advanced as the current and pending versions of our Micrascan to produce both critical and to some degree sub-critical layers of semiconductor devices.* Currently, competitive step-and-scan equipment capable of producing .25 micron line widths and below is available from competitors. Our customer's technological advancements are requiring our products to produce line-widths to satisfy 130-nanometer and 100-nanometer nodes requiring the use of new laser and photoresist technology. We currently have under development a 193-nanometer product to address these requirements which we expect will be available in 2001.* Our current plans are to have machines available as bridge tools, capable of being upgraded on our customer's factory floor from a 200mm to a 300mm machine.*

Our business will suffer if demand for our Micrascan Products and our 193-nanometer products in particular, does not develop. This demand may not develop if:

        - We do not timely and successfully complete development of our 193-nanometer product,

        - If our competitors high numerical aperture 248-nanometer steppers are able to achieve finer line widths,

        - If our competitors are successful in timely developing and supplying 193-nanometer products that are more competitive than those we currently are developing, or

        - Economic conditions of the semiconductor industry delay the trend towards finer line width in integrated circuits.

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

Historically our customers have been heavily concentrated in the United States and Europe. The Japanese and Pacific Rim markets (including fabrication plants located in other parts of the world which are operated by Japanese and Pacific Rim semiconductor manufacturers or their partners) represent a large portion of the overall market for our products. We believe that our Japanese competitors have a significant advantage resulting from their dominance of the Japanese and Pacific Rim semiconductor equipment market.* This advantage provides our competitors with the sales and technology base to compete more effectively throughout the rest of the world. As we are not engaged in any significant collaborative effort with any Japanese or Pacific Rim semiconductor manufacturers we may be at a competitive disadvantage to our Japanese competitors who are engaged in collaborative efforts with such semiconductor manufacturers. To date we have not had significant success in penetrating either of these markets particularly with our photolithography equipment. We believe that for us to succeed in the long term we must substantially increase our share of the Japanese and Pacific Rim markets if we are to compete as a global supplier.* Further, in many instances, Japanese and Pacific Rim semiconductor manufacturers fabricate devices such as dynamic random access memory devices with potentially different economic cycles than those affecting the sales of devices manufactured by the majority of our U.S. and European customers. If we fail to gain customers in these markets it may limit the worldwide market share available to us and increase our risk of industry or geographic downturns and would adversely affect our business.*

We are attempting to compete throughout the Pacific Rim against competitors having greater market share and more established service and support infrastructures. We have invested in the staffing and facilities we believe are necessary to sell, service and support customers in the Pacific Rim including a 36,000 square foot customer demonstration facility in Kawasaki City, Japan. However, we anticipate that we will continue to face significant price and technological competition.* There can be no assurance that our Pacific Rim operations will be profitable, even if we are successful in obtaining significant sales into this region.*

We are focused on increasing our penetration into Korea and Taiwan, but to date have had limited success in securing volume orders from customers in this area. Many of our customers, who often have long standing relationships with our competitors, are outsourcing their manufacturing to foundries located in Taiwan. If we are not successful in selling into these markets, it could have a harmful effect on our net sales, profitability and cash flow.*

IF WE DO NOT SUCCESSFULLY INTEGRATE THE SEMICONDUCTOR EQUIPMENT GROUP WE PURCHASED FROM WATKINS-JOHNSON COMPANY, OUR NET SALES, PROFITABILITY AND CASH FLOW COULD BE HARMED.

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

We believe we must successfully transition our Semiconductor Equipment Group products to incorporate process improvements such as single wafer processing and scalability from 200mm to 300mm wafer capability.* We can not assure you that we will not experience difficulties or delays in transitioning our products, which could materially harm our net sales, profitability and cash flow.*

Our acquisition included the assumption of certain liabilities of the Semiconductor Equipment Group, which may prove more costly than we have anticipated. As an example, certain environmental remediation steps were put in place in the Scotts Valley California facility. We can not assure you that additional environmental hazards, liabilities or actions to streamline the operations may not result in future charges which may have a material adverse impact on our profitability and cash flow.*

WE MANUFACTURE OUR PRODUCTS IN LOCATIONS SUBJECT TO NATURAL DISASTERS AND UNCERTAIN ENERGY SUPPLIES.

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

We are subject to a number of governmental regulations related to our discharge or disposal of toxic and hazardous chemicals used in our manufacturing process. We believe that in general we are in compliance with these regulations and that we have obtained or expect to obtain shortly all necessary environmental permits to conduct our business.* The failure to comply with present or future regulations could result in fines or penalties being assessed against us, interruption of our production or in our customers refusing to accept our products.*

Our Scotts Valley, California facility is subject to an environmental remediation plan being monitored by various governmental agencies. Watkins-Johnson Company purchased a guaranteed fixed price remediation contract from a third party environmental consultant to remediate the groundwater contamination at the facility. The remediation agreement obligates the third party to perform all of the obligations and responsibilities of Watkins-Johnson Company. We can not assure you that the third party consultant will have the financial resources or technical expertise to execute under the remediation agreement or that environmental regulatory agencies will not ultimately look to us to remediate the groundwater contamination at the site.*

In 1996, we purchased from Perkin Elmer approximately 50 acres of land with a 201,000 square foot building thereon located in Ridgefield, Connecticut. At the time we purchased this property, we were aware that certain groundwater and soil contamination was present and that the property was subject to a clean-up order being performed by Perkin Elmer under the jurisdiction of the Connecticut Department of Environmental Protection. Agreements we have with Perkin Elmer provide that Perkin Elmer has sole responsibility for all obligations or liabilities related to the clean-up order. We believe we are adequately indemnified by Perkin Elmer, but, if for some reason Perkin Elmer was unable to comply or did not comply with the clean-up order, we could be required to do so.*

IF WE CANNOT SUCCESSFULLY SUPPLY LARGE VOLUMES OF MICRASCAN PRODUCTS TO MULTIPLE CUSTOMERS, WE MAY LOSE CUSTOMERS AND MARKET SHARE AND AS A RESULT OUR BUSINESS WILL SUFFER.

We believe that our ability to supply systems in volume to multiple customers will be a major factor in customer decisions to commit to our Micrascan technology.* Based upon the expected future demand for our advanced lithography step-and-scan products, we have increased our Micrascan production capacity and in particular our optical manufacturing floor space. In 1996, we purchased from Perkin Elmer a 243,000 square foot facility (subsequently increased to 276,000 square feet) that we occupied in Wilton, Connecticut and an additional 201,000 square foot building, which we now occupy, in Ridgefield, Connecticut. While we have invested in significant capital improvements related to the buildings purchased and the equipment required to expand our Micrascan production and optical manufacturing capabilities, we have not invested in all of the metrology and other equipment required to complete our expansion and maximize our manufacturing capacity. If we are not able to complete our expansion, we may not be able to meet customer demand and our market share will suffer.

As we continue to expand our manufacturing infrastructure, this will require our continued recruitment, training and retention of a high quality workforce, as well as the achievement of manufacturing results on a scale greater than we have been successful at in the past. If we are unsuccessful in managing this expansion it could result in production delays and a subsequent loss of future orders and customers. We believe that significant delays in delivering quantities of our Micrascan products could result in customers electing to install competitive equipment in their facilities. These factors could impede acceptance of our Micrascan products on an industry-wide basis resulting in our profit being adversely affected by the increase in fixed costs and operating expenses without a commensurate increase in net sales.*

The time required for us to build our Micrascan systems is significant. For us to be successful, we will need to build more systems faster and reduce the cycle time required to build projection optics. To accomplish these objectives we will require;

        -  additional trained personnel,

        -  additional raw materials and components,

        -  improved manufacturing and testing techniques and

        -  continued development of our vendor supply infrastructure

We also must continue building our factory, field service and technical support organization and infrastructure to support anticipated customer requirements.* We can not assure you that we will not experience manufacturing difficulties or encounter problems in our attempt to increase or upgrade operations or that the anticipated customer requirements will not be reached.*

Our Tinsley Laboratories, Inc. subsidiary designs, provides research and manufactures precision optical components, assemblies and systems, primarily for our photolithography products. Tinsley provides technology and expertise relating to aspherical lenses, a key component of our photolithography products. The adaptation of certain of Tinsley's manufacturing processes by us and Tinsley's commencement of the fabrication of non-aspherical lenses is important to our ability to supply large volumes of photolithography products. However, there is no certainty that Tinsley's manufacturing technology is scaleable, or that such expertise can be transferred to us without substantial time or expense, if at all.* The inability of us to transfer these technology's and manufacturing processes for use in a substantially larger scale or the inability of Tinsley to manufacture non-aspherical lenses in sufficient quantities could adversely affect our ability to supply large volumes of Micrascan products.*

OUR MICRASCAN PRODUCTS UTILIZE CERTAIN MATERIAL AND COMPONENTS PROVIDED BY SOLE SOURCE SUPPLIERS.

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

If we are to attain our objective of being a volume supplier of advanced photolithography products to multiple customers, we must expand our customer base to include additional customers who order production-quantities of products. We believe the costs associated with the following factors make it difficult for our Lithography division to operate profitably in the future*:

        -  our continued development of our Micrascan technology,

        -  our expansion of SVGL's manufacturing capacity,

        -  our related increase in manpower and customer support,

        -  increased competition and

        - developing and manufacturing current and future Micrascan products, in particular the projection optics.

If we cannot appropriately manage the costs related to these factors, we will not be able to operate profitably.

WE ARE DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

Our future success is dependent to a large extent on the continued contributions of our executive officers and key management and technical personnel. In particular, the future growth of our Lithography division is especially dependent on our ability to attract and retain key skilled employees, particularly those related to the optical segment of our business.

We have agreements with each of our executive officers to encourage their continued service to us in the event of a change-in-control. Each of our executive officers, key management and technical personnel would be difficult to replace. The loss of the services of one or more of our executive officers or key personnel, or the inability to continue to attract qualified personnel could delay our product development initiatives or otherwise have a material adverse effect on our business, financial condition and operating results.

WE ARE SUBJECT TO LEGAL PROCEEDINGS, WHICH MAY HAVE A MATERIALLY ADVERSE IMPACT ON OUR FINANCIAL RESULTS.

On or about August 12, 1998, Fullman initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We successfully moved to transfer the case to the United States District Court for the Northern District of California. The court granted our motion for summary judgement, dismissing the plaintiffs claims on February 1, 2001 and denied plaintiffs motion for summary judgement. The plaintiff has appealed the grant of summary judgement which has been denied.

We believe we have meritorious defenses to any appeal by the plaintiff and intend to conduct a vigorous defense. However, an unfavorable outcome in this matter could have a material adverse effect on our financial condition.*

In addition to the above, from time to time, we are party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on our financial position or operating results.*

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

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

We are currently evaluating the potential effect of the implementation of SAB 101 on our financial results and operations. While SAB 101 is not expected to affect the fundamental aspects of our operations as measured by shipments and cash flows, the implementation of SAB 101 could result in changes to the timing of our revenue recognition practices, and therefore could have a material and adverse effect on our financial condition and results of operations in the period of implementation.*

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           SILICON VALLEY GROUP, INC.

ITEM 1. LEGAL PROCEEDINGS.

               On or about August 12, 1998, Fullman initiated a lawsuit in the United States District Court for the District of Oregon alleging claims for fraudulent conveyance, constructive trust and declaratory relief in connection with a settlement we had previously entered into resolving claims against a Thailand purchaser of our equipment. In its complaint against us, Fullman, allegedly another creditor of the Thailand purchaser, alleges damages of approximately $11,500,000 plus interest. We successfully moved to transfer the case to the United States District Court for the Northern District of California. The court granted our motion for summary judgement, dismissing the plaintiffs claims on February 1, 2001 and denied plaintiffs motion for summary judgement. The plaintiff has appealed the grant of summary judgement which has been denied.

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

               None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               (a) A Special Meeting of Stockholders of the Company was held on February 7, 2001 ("the Meeting"). The vote of holders of record of 34,826,388 shares of the Company's Stock outstanding at the close of business on December 20, 2000 was solicited by proxy pursuant to Regulation 14A under the Securities Act of 1934.

               (b) At the Meeting, holders of 21,020,898 shares of Company Common stock, or 60 per cent of the outstanding Company Common Stock, were represented in person or by proxy, constituting a quorum.

               (c) At the Meeting the votes cast with respect to the resolution to adopt the ASM Lithography Merger Agreement were as follows:

                    FOR 20,898,728 AGAINST 97,484 ABSTAIN 24,686 NOT VOTING None
                        ----------         ------         ------            ----

ITEM 5. OTHER INFORMATION.

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

               (b)  Reports on Form 8-K.

               The Company filed a report on 8-K on January 8, 2001, in connection with a press release announcing that the Company and ASM Lithography Holding N.V. voluntarily requested the withdrawal of their filing in connection with the Exon-Florio review process in order to provide more time to address certain United States government inquiries regarding the pending merger.

               The Company filed a report on 8-K on February 6, 2001, in connection with a press release announcing that the Company and ASM Lithography Holding N.V. had refiled their petition in connection with the Exon-Florio review.

               The Company filed a report on 8-K on March 26, 2001, in connection with a press release announcing that the Company expected a decline in revenues due to lower global demand.

               The Company filed a report on 8-K on May 7, 2001, in connection with a press release announcing that the Company and ASM Lithography Holding N.V. had reached an agreement with the Committee on Foreign Investment in the United States (CFIUS), under the provisions of the Exon-Florio amendment to the Defense Procurement Act of 1950, to proceed with their previously announced merger.

                           SILICON VALLEY GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON VALLEY GROUP, INC.
                                        --------------------------------------
                                              (Registrant)


Date:  May 14, 2001                     By: /s/Papken S. Der Torossian
                                            ----------------------------------
                                            Papken S. Der Torossian
                                            Chief Executive Officer and
                                            Chairman of the Board


Date:  May 14, 2001                     By: /s/Russell G. Weinstock
                                            ----------------------------------
                                            Russell G. Weinstock
                                            Vice President Finance and
                                            Chief Financial Officer